Form 10-Q
period 1996-04-30
DISCREET LOGIC INC
filed 1996-06-14
CIK 943318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________


                         Commission file number 0-26100


                              DISCREET LOGIC INC.
             (Exact name of registrant as specified in its charter)


            Quebec                                   98-0150790
            ------                                   ----------
  (State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)


                     5505 Boulevard St. Laurent, Suite 5200
                        Montreal, Quebec, Canada H2T 1S6
                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

      Registrant's telephone number, including area code:  (514) 272-0525

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

27,644,906 shares of the registrant's Common shares, without par value, were outstanding as of June 13, 1996.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   Form 10-Q
                      For the Quarter Ended April 30, 1996

                                    CONTENTS


Item Number                                                         Page
- - -----------                                                         ----
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
             Balance Sheets:                                          3
                July 31, 1995 and April 30, 1996
             Statements of Operations:                                4
                Three months ended April 30, 1995 and 1996
                Nine months ended April 30, 1995 and 1996
             Statements of Cash Flows:                                5
                Nine months ended April 30, 1995 and 1996
             Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial           10
           Condition and Results of Operations

         Certain Factors That May Effect Future Results              15

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                           17

Item 6.  Exhibits and Reports on 8-K                                 17

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All amounts in thousands of U.S. dollars, except for share data)

                                                         July 31,  April 30,
                                                           1995      1996
                                                         --------  --------
                         ASSETS
                                                                  (Unaudited)
Current Assets:
    Cash and cash equivalents                            $ 40,987   $33,868
    Accounts receivable (less reserves for                 15,019    19,623
     uncollectible accounts)
    Inventory -
     Resale                                                 6,361    17,820
     Demonstration                                          3,201     1,640
    Income taxes receivable                                     -     4,694
    Other current assets                                    1,752     2,617
                                                         --------  --------
                                                           67,320    80,262
Building held for sale                                          -       940
Property and equipment, net                                 6,759    15,448
Other assets                                                2,779     6,090
                                                         --------  --------
                                                          $76,858  $102,740
                                                         ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                 $17,924  $ 29,101
    Deferred revenue                                        3,808     5,002
    Income taxes payable                                    2,579      -
    Current portion of obligation under                       250      -
     capital leases
    Customer deposits                                         811       996
    Due to related parties                                    101        85
                                                         --------  --------
                                                           25,473    35,184
Deferred income taxes                                       1,261      -
                                                         --------  --------
    Total liabilities                                      26,734    35,184
                                                         --------  --------
Shareholders' equity:
    Preferred shares - no par value
        Authorized - unlimited number of shares
        Issued and outstanding - none
    Common shares
        Authorized - unlimited number of shares
        Issued and outstanding 25,166,860 shares
            at July 31, 1995 and 27,639,114
            at April 30, 1996                              43,232    78,790

    Retained earnings (deficit)                             8,258   (11,284)
    Share subscriptions receivable                         (1,645)     -
    Cumulative translation adjustment                         279        50
                                                         --------  --------
        Total shareholders' equity                         50,124    67,556
                                                         --------  --------
                                                          $76,858  $102,740
                                                         ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF operations
     (All amounts in thousands of U.S. Dollars, except for per share data)
                                  (Unaudited)

                                                             Three Months Ended         Nine Months Ended
                                                                  April 30,                  April 30,
                                                           ----------------------     ---------------------
                                                             1995          1996         1995         1996
                                                           --------      --------     --------     --------
Total revenues                                             $ 17,579      $ 14,677     $ 42,329     $ 64,946
Cost of revenues                                              8,189        12,008       19,809       36,324
                                                           --------      --------     --------     --------
  Gross profit                                                9,390         2,669       22,520       28,622
                                                           --------      --------     --------     --------
Operating expenses:
  Research and development (net of tax credits)               1,086         6,567        2,394       12,461
  Sales and marketing                                         3,346         7,224        7,633       18,810
  General and administrative                                  1,308         4,016        3,221        7,580
  Charge for purchased research and
   development                                                 -             -            -           8,500
                                                           --------      --------     --------     --------
     Total operating expenses                                 5,740        17,807       13,248       47,351
                                                           --------      --------     --------     --------
     Operating income (loss)                                  3,650       (15,138)       9,272      (18,729)

Other income (expense), net                                    (191)       (1,334)        (122)         437
                                                           --------      --------     --------     --------
  Income (loss) before income taxes and
   minority interest                                          3,459       (16,472)       9,150      (18,292)
Provision (benefit) for income taxes                          1,453        (1,363)       3,843        1,249
                                                           --------      --------     --------     --------

  Net income (loss) before minority interest                  2,006       (15,109)       5,307      (19,541)
Minority interest                                              -             -              14         -
                                                           --------      --------     --------     --------
  Net income (loss)                                        $  2,006      $(15,109)    $  5,293     $(19,541)
                                                           --------      --------     --------     --------
Net income (loss) per common share                         $    .08      $   (.55)    $    .21     $   (.74)
                                                           ========      ========     ========     ========
Weighted average common shares outstanding                   24,559        27,398       25,413       26,557
                                                           ========      ========     =========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands of U.S. Dollars)
                                  (Unaudited)

                                                      Nine Months Ended
                                                           April 30,
                                                     ------------------
                                                      1995        1996
                                                     ------      ------
Cash flows from operating activities:
 Net income (loss)                                  $ 5,293    $(19,541)
 Adjustments to reconcile net income
  (loss) to cash provided
  by (used in) operating activities -
  Depreciation and amortization                         865       4,143
  Deferred income taxes                                 181      (1,592)
  Increase in minority interest                          14        -
  Gain on sale of fixed assets                           (5)       -
  Write off of in process research and
   development                                         -          8,500
  Changes in assets and liabilities -
   Accounts receivable                               (7,186)     (4,604)
   Inventory                                         (3,945)     (8,960)
   Other current assets                                (641)       (865)
   Accounts payable and accrued expenses              6,265      10,832
   Deferred revenue                                   2,220       1,194
   Income taxes payable                               2,855      (7,273)
   Customer deposits                                   (596)        185
   Due to related parties                              (150)        (16)
                                                     ------      ------
  Net cash provided by (used in)
   operating activities                               5,170     (17,997)
                                                     ------      ------
Cash flows from investing activities:
 Purchase of property and equipment                  (3,540)    (13,678)
 Proceeds from disposal of property and
  equipment                                              80        -
 Increase in other assets                              (867)       (200)
 Cash paid for COSS/IMP acquisition and
  related costs                                        -         (5,545)
                                                     ------      ------
  Net cash used in investing activities              (4,327)    (19,423)
                                                     ------      ------
Cash flows from financing activities:
 Proceeds from issuance of common
  shares, net of issuance costs'                       -         27,382
 Proceeds from subscription receivable                 -          1,645
 Proceeds from option exercises                         107       1,119
 Proceeds from employee stock purchase plan            -            302
 Payment of capital lease obligations                  (835)       (250)
 Borrowings under demand line of credit               1,403        -
                                                     ------      ------
  Net cash provided by financing activities             675      30,198
                                                     ------      ------
 Foreign exchange effect on cash                        (22)        103
                                                     ------      ------
 Increase (decrease) in cash and cash equivalents     1,496      (7,119)
 Cash and cash equivalents, beginning of period         826      40,987
                                                     ------      ------
 Cash and cash equivalents, end of period           $ 2,322    $ 33,868
                                                     ------      ------
Supplemental disclosure of cash flow information:
 Interest paid during the period                    $    57    $    264
                                                     ------      ------
 Income taxes paid during the period                $    98    $  7,932
                                                     ------      ------
In connection with the acquisition of
 COSS/IMP in October 1995, the following non
  cash transaction occurred:
   Fair value of assets acquired                    $          $ 12,408
   Liabilities assumed                                 -           (344)
   Cash acquired                                       -           (519)
   Issuance of 300,000 shares of Common Stock          -         (6,000)
                                                     ------      ------
Cash paid for acquisition, net of cash acquired     $  -       $  5,545
                                                     ======      ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



(1)  Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 1995. The accompanying consolidated condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  Significant Accounting Policies

     a)   Net Income (Loss) per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the 12 months immediately preceding the initial public offering (the 12-month period subsequent to June 1, 1994), plus options granted during the same period, have been included in the calculation of weighted average number of common shares for the three and nine month periods ending April 30, 1995 using the treasury stock method at the initial public offering price of $10.50 per share.

     b)   Translation of Foreign Currencies

     The accounts of the Company are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The Company's management has elected to present these consolidated financial statements in U.S. dollars. The financial statements of the Company and its subsidiaries were translated from their respective functional currency into the reporting currency, the U.S. dollar, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rates during the period. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of shareholders' equity in the consolidated balance sheets.

     Beginning August 1, 1995, the Company changed the functional currency of its foreign subsidiaries from the Canadian dollar to their respective local currencies. Accordingly, cumulative translation gain (losses) were included as a separate component of shareholder's equity in the consolidated balance sheets. For periods prior to August 1, 1995, foreign currency translation gain (losses) were included in the consolidated statement of operations since the functional currency of the Company's foreign subsidiaries was the Canadian dollar. The impact on the consolidated financial statements of the change of the functional currency of the Company's foreign subsidiaries was not significant. In the third fiscal quarter of 1996, the Company recorded transaction losses of approximately $1.3 million which is classified in Other Income (Expense).

     c)   Cash Equivalents

     Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at July 31, 1995 and April 30, 1996. The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     d)   Inventory

     Inventory consists primarily of hardware purchased for resale and is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Demonstration inventory consists of hardware inventory used by the Company and potential customers for product demonstrations which will be subsequently sold.

(3)  Shareholders' Equity

     a)  Initial Public Offering

     In July 1995, the Company closed its initial public offering of 4,189,248 Common Shares at $10.50 per share, resulting in proceeds of approximately $40,803,000 net of issuance costs and their related tax effect.

     b)  Share Split

     On October 16, 1995, the Company effected a 2-to-1 share split of its Common Shares with the additional shares delivered on November 6, 1995 to holders of record on October 16, 1995. All Common Shares have been adjusted retroactively to give effect to the split.

     c)  Secondary offering

     In December 1995, the Company completed a secondary offering of 970,120 common shares at a per share price of $30.25, resulting in proceeds of approximately $28,158,000 net of issuance costs and their related tax effects.

(4)  Acquisitions and Investments

     a) Brughetti Corporation

     On May 26, 1995, the Company acquired substantially all the technology and other assets of Brughetti Corporation (OBrughettiO), a Canadian corporation. The purchase price was CDN$1,000,000 (or approximately $741,000) in cash of which CDN$600,000 (or approximately $441,000) was paid upon closing of the acquisition and CDN$400,000 (or approximately $300,000) was paid in July 1995. In addition, the Company has agreed to pay up to an additional $5,500,000 as contingent purchase price payable in cash or securities of the Company, at the sole option of the Company. The contingent purchase price is payable in three annual installments, beginning October 1996, and is based upon a percentage of the amount by which revenues derived from future sales of products and technologies purchased from Brughetti exceed certain minimum annual revenues. In the event that the revenues, as defined, exceed certain minimum annual revenue levels in fiscal 1996, 1997 and 1998, the contingent consideration payable would be up to $1,500,000, $2,000,000 and $2,000,000 for fiscal 1996, 1997 and 1998, respectively. If the minimum annual revenue levels for any fiscal year are not reached, no payments are due for that year, provided, however, that the second and third payments are subject to upward adjustment in the event that the initial revenue thresholds are not met but revenue thresholds related to the subsequent fiscal years are exceeded. In no event, however, will the contingent consideration payable exceed an aggregate of $5,500,000. The acquisition was accounted for as a purchase and accordingly the initial purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $102,000 of accounts receivable, $105,000 of property and equipment and $534,000 of acquired technology. In addition, in accordance with APB No. 16, additional consideration paid upon the achievement of the performance criteria, if any, will be recorded as additional purchase price at such time, allocated to the acquired technology and amortized over their remaining estimated useful life.

     b) COSS/IMP

     On October 24, 1995, the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria (OCOSSO) and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany (OIMPO) related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. The purchase price for the shares of COSS was $3,000,000 in cash plus 300,000 Common Shares of the Company. In addition, the Company has agreed to pay an additional $500,000 in cash as contingent purchase price in the event COSS receives orders for and licenses a certain number of VAPOUR systems by April 1996, as defined. The purchase price for the IMP assets was $2,000,000 in cash. As at April 30, 1996 the contingent purchase price became due and was, therefore, accrued for in the accounts of the Company.

     The acquisition was accounted for as a purchase and accordingly the initial purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $8,500,000 of in process research and development and charged to operations in the first quarter of fiscal 1996, and approximately $3,200,000 was allocated to intangible assets, which include goodwill and acquired technology, and will be amortized on a straight-line basis over their estimated lives of 5-7 years. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The amount allocated to in process research and development relates to projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility.

     Unaudited pro forma information has not been presented as amounts are immaterial.

     c) Essential Communications Corporation

     On April 15, 1996, the Company purchased newly issued Series B convertible, voting, preferred shares of a privately held company, Essential Communications Corporation, representing approximately 20% of the voting shares. The $2,500,000 investment has been expensed in the third fiscal quarter of 1996 as research and development expense due to the uncertainty regarding the realizability of the investment in the preferred shares.


(5)  Purchase of Land and Facilities

     In August 1995, the Company purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,755,000). Additionally, in December 1995, the Company purchased land and an office building in Montreal for CDN$1,730,000 (or approximately $1,250,000). In the quarter ended April 30, 1996, the carrying value of the Montreal building was written down to estimated fair market value.

(6)  Related Party Transactions

     The Company has recorded revenue of $2,304,000 for the nine month period ended April 30, 1996, from a company with which the Company's Chairman and Acting Chief Executive Officer is affiliated. At April 30, 1996, the Company had a trade accounts receivable of $1,212,000 from such company.

     The Company has recorded revenue of $1,138,000 for the three and nine month periods ended April 30, 1996, from a company with which a member of the Company's board of directors is affiliated. At April 30, 1996, the Company had a trade accounts receivable of $1,216,000 from such company.


(7)  Subsequent Events

     On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [...]Discreet Logic Inc., et al., case no. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

     On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., civ no. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. The complaint alleges violations of United States Federal Securities law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

     Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

Discreet Logic develops, assembles, markets and supports non-linear, digital image processing systems for creating, editing and compositing special visual effects for film and video. The Company's systems are utilized by creative professionals in production and post-production to create special visual effects for various applications, including feature films, television programs, commercials, music videos, interactive game production and broadcasting.

Recent Developments

For the three months ended April 30, 1996, the Company reported a net loss of $15,109,000 on revenues of $14,677,000. In reviewing its results of operations for the quarter, the Company has identified a number of difficulties and developments facing its business, including: (1) softening of market demand in its core high end visual effects market segment, (2) delays by the Company in introducing new products aimed at new market segments, (3) inventory build-up in anticipation of continued high sales in its core market segment and high growth in new market segments, (4) expense and headcount build-up in anticipation of continued high sales in its core market segment and high growth in new market segments, (5) the continued disruption caused by platform changes by the Company's key supplier, and (6) greater use of third party financing by customers.

During its third fiscal quarter, the Company experienced revenues significantly below management's expectations, primarily as a result of the first two factors above. During the third fiscal quarter, the Company entered the high end editing market with its new product FIRE. Initial shipments of FIRE occurred at the end of the quarter, however, the Company did not record revenues from these shipments because, subsequent to the end of the quarter, the Company determined that certain upgrades to be shipped during the fourth fiscal quarter were required for customers to achieve full functionality. As a result of not recording FIRE revenues during the quarter, revenues fell short of the Company's earlier May 1, 1996 announcement regarding anticipated results of operations. Revenues from the third quarter FIRE shipments are expected to be recorded during the Company's fourth fiscal quarter.

The Company's third fiscal quarter financial results include certain charges that reflect the recent developments, including increased inventory reserves by $3.0 million to reflect estimated net realizable value, primarily as a result of platform changes by its key supplier, and increased accounts receivable reserves by $1.6 million primarily to reflect certain recourse provisions in and other risks associated with certain third party customer financing arrangements entered into in the third fiscal quarter. In addition, during the quarter, the Company incurred research and development expenses of $2.5 million associated with an investment in a company developing complementary technology.

In response to the Company's third quarter operating results and the other developments described above, the Company is currently developing a restructuring plan which will include, among other actions, closing and consolidation of several Company locations, particularly R&D locations; and reductions of operating expenses and headcount designed to reflect the Company's current revenue levels. The Company has begun implementation of certain actions, particularly the consolidation of its Stone + Wire operations in Cambridge, Massachusetts into its Montreal operations and certain workforce reductions; however the plan is not yet completed and the plan is expected to be finalized during the fourth quarter. The Company anticipates that the plan, which will include both long and short term objectives will be implemented during the fourth fiscal quarter and throughout fiscal 1997. As a result of the plan, the Company expects to take a restructuring charge during the fourth fiscal quarter. The charge is currently estimated to be approximately $12 million, but the actual amount could increase or decrease upon final determination of the plan.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                 Three Months Ended   Nine Months Ended
                                      April 30,             April 30,
                                   1995       1996       1995      1996
                                ------------------    -----------------
Total revenues...................   100%       100%       100%      100%
Cost of revenues.................    47         82         47        56
                                    ---        ---        ---       ---
  Gross profit...................    53         18         53        44
                                    ---        ---        ---       ---
Operating expenses:
  Research and development.......     6         45          6        19
  Sales and marketing............    19         49         18        29
  General and administrative.....     8         27          7        12
  Charge for purchased
   research and development......     -          -          -        13
                                    ---        ---        ---       ---
  Total operating expenses.......    33        121         31        73
                                    ---        ---        ---       ---
  Operating income (loss)........    20       (103)        22       (29)
Other income (expense), net......    (1)        (9)         0         1
                                    ---        ---        ---       ---
Income (loss) before income          19       (112)        22       (28)
 taxes and minority interest.....
Provision (benefit) for
 income taxes....................     8         (9)         9         2
                                    ---        ---        ---       ---
Net income (loss) before
 minority interest...............    11       (103)        13       (30)
Minority interest................     0          -          0         -
                                    ---        ---        ---       ---
  Net income (loss)..............    11%      (103)%       13%      (30)%
                                    ===        ===        ===       ===

Three Months and Nine Months Ended April 30, 1996 and 1995


Total Revenues. Total revenues were $14,677,000 for the three months ended April 30, 1996, a decrease of 17% from $17,579,000 for the same period in fiscal 1995. Total revenues were $64,946,000 for the nine months ended April 30, 1996, an increase of 53% from $42,329,000 for the same period in fiscal 1995. Total revenues for the three months and nine months ended April 30, 1996 were significantly below management's expectations, resulting in an operating loss for the three months and nine months ended April 30, 1996 of $15,138,000 and $18,729,000 compared to operating income of $3,650,000 and $9,272,000 for the three months and nine months ended April 30, 1995, respectively. The revenue shortfall in the quarter was due primarily to softening of market demand in the high end visual effects market segment and delays by the Company in introducing new products aimed at new market segments. The revenue shortfall for the nine month period was also due to an announcement by Silicon Graphics Inc. ("SGI") of a new ONYX workstation approximately two weeks prior to January 31, 1996 which caused the Company to discount its then current inventory of SGI workstations and defer revenue on upgrades to the new SGI workstation. The decrease in revenues was a result of a decline in sales of FLAME to $7,213,000 and $34,917,000, for the three month and nine month periods ending April 30, 1996, respectively, a decline of 48% and 2% from $14,610,000 and $35,536,000 for the same periods in 1995, respectively. The decrease in FLAME sales was offset by increased sales of FLINT systems, including software and hardware, to $3,185,000 and $9,712,000, for the three month and nine month periods ending April 30, 1996, respectively, an increase of 108% and 205% from $1,527,000 and $3,644,000, for the same periods in 1995, respectively. This continued growth in FLINT sales is primarily a result of the release of the Indigo/2/ IMPACT by SGI, the Company's related release of the upgraded FLINT software, and continued market penetration. Although FLINT sales increased during the fiscal 1996 periods, FLINT revenues were less than management's expectations primarily due to the unavailability of SGI Indigo/2/ IMPACT texture memory to the Company's distributors. In addition, sales increased in the three months ended April 30, 1996 as a result of shipments of INFERNO systems and software, which were not sold in the three months ended April 30, 1995 and sales increased in the nine months ended April 30, 1996 as a result of shipments of INFERNO, VAPOUR, and FROST systems and software, which were not sold in the nine months ending April 30, 1995. Full commercial shipments of INFERNO systems began in October 1995 (including the recognition in October 1995 of approximately $1,000,000 of previously deferred revenue of INFERNO software). The VAPOUR and FROST technology was purchased in the October 1995 acquisition of COSS/IMP. Hardware revenues, consisting primarily of the resale of SGI workstations and assembly and sale of disk arrays and other peripherals, constituted 52% and 65% of total revenues for the three months ended April 30, 1996 and 1995, respectively, of which 35% and 37% of total revenues, respectively, were attributable to SGI hardware. Hardware revenues constituted 55% and 61% of total revenues for the nine month periods ended April 30, 1996 and 1995, respectively, of which 37% and 40% of total revenues, respectively, were attributable to SGI hardware. This decrease in hardware revenues as a percentage of total revenues was primarily due to a higher product mix of FLINT software only sales for the three months ended April 30, 1996. The decrease for the nine months ended April 30, 1996 was primarily due to a higher percentage of revenues during this period derived from software only sales and the recognition of the previously deferred INFERNO software revenue as noted above.

Maintenance revenues were $1,733,000 (12% of total revenues) for the three months ended April 30, 1996, an increase of 148% from $699,000 (4% of total revenue) for the same period in fiscal 1995 and were $4,548,000 (7% of total revenues) for the nine months ended April 30, 1996, an increase of 204% from $1,494,000 (4% of total revenue) for the same period in fiscal 1995. Maintenance revenues increased due to the increased installed base of the Company's FLAME and FLINT systems in the nine month period ended April 30, 1996. Other revenues were $851,000 (6% of total revenues) for the three months ended April 30, 1996, a decrease of 15% from $743,000 (4% of total revenue) for the same period in fiscal 1995 and were $3,549,000 (6% of total revenues) for the nine months ended April 30, 1996, an increase of 114% from $1,655,000 (4% of total revenue) for the same period in fiscal 1995. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. The decrease in other revenues for the three months ended April 30, 1996 was attributable to decreased rentals of the Company's FLAME and FLINT systems in this quarter and increased rentals in the nine month period ended April 30, 1996 due to increased sales and rentals of the Company's FLAME and FLINT systems in the first six months of the fiscal year.

Revenues from customers outside of North America were $6,694,000 for the three months ended April 30, 1996, an increase of 22% from $5,485,000 for the same period in fiscal 1995. These revenues accounted for approximately 46% and 31%, respectively, of total revenues for these periods. Revenues from customers outside of North America were $32,930,000 for the nine months ended April 30, 1996, an increase of 90% from $17,340,000 for the same period in fiscal 1995. These revenues accounted for approximately 51% and 41%, respectively, of total revenues for the nine month periods. During fiscal 1995 and into fiscal 1996, the Company expanded its direct sales force and distribution channels in Europe and the Pacific Rim at a greater rate than in North America which resulted in revenues from customers outside of North America increasing at a higher rate than revenues from customers inside North America. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues.

Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold, cost of hardware service contracts, cost of service personnel and the computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $12,008,000 for the three months ended April 30, 1996, as compared to $8,189,000 for the same period in fiscal 1995, an increase of 47%. Cost of revenues was 82% and 47% of total revenues for the fiscal 1996 and 1995 periods, respectively. The increase as a percentage of total revenues was due to fixed costs in cost of sales being a larger percentage of revenues in the 1996 quarter due to the shortfall in expected revenues. In addition, the Company recorded a $3,000,000 inventory reserve in the quarter ended April 30, 1996 to reflect estimates of net realizable value, primarily as a result of platform changes by its key supplier. Cost of revenues was $36,324,000 for the nine months ended April 30, 1996, as compared to $19,809,000 for the same period in fiscal 1995, an increase of 83%. Cost of revenues was 56% and 47% of total revenues for the nine month fiscal 1996 and 1995 periods, respectively. The increase as a percentage of total revenues for the nine month period resulted from, in fiscal 1996, an increase in software only sales as a percentage of revenues during the three months ended

October 31, 1996 offset against lower margins on SGI workstations during the three months ended January 31, 1996, fixed costs being a higher percentage of total revenues and the $3,000,000 inventory reserve recorded during the three months ended April 30, 1996.

Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $6,567,000 for the three months ended April 30, 1996, an increase of 505% from $1,086,000 for the same period in fiscal 1995. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $12,461,000 for the nine months ended April 30, 1996, an increase of 421% from $2,394,000 for the same period in fiscal 1995. Research and development expenses, after deducting tax credits, were 45% and 6% of total revenues for the three months ended April 30, 1996 and 1995, respectively and 19% and 6% of total revenues for the nine months ended April 30, 1996 and 1995, respectively. Canadian federal and provincial tax credits were $709,000 and $343,000 for the nine month periods ended April 30, 1996 and 1995. The increases in expenditures for both of these periods were due primarily to the hiring of additional software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to additional purchases of development equipment required for the additional personnel. In connection with the investment in Essential Communications Corporation, the Company expensed $2,500,000 of research and development expense in its third fiscal quarter of 1996 due to the uncertainty regarding the realizability of the investment in the preferred shares. This write-off represented approximately 4% of total revenues for the nine months ended April 30, 1996. See Note 4(c) to Notes to the Company's Condensed Consolidated Financial Statements. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel and tradeshow expenses. Sales and marketing expenses were $7,224,000 for the three months ended April 30, 1996, an increase of 116% from $3,346,000 for the same period in fiscal 1995. Sales and marketing expenses were $18,810,000 for the nine months ended April 30, 1996, an increase of 146% from $7,633,000 for the same period in fiscal 1995. Sales and marketing expenses as a percentage of total revenues were 49% and 19% for the three months ended April 30, 1996 and 1995, respectively and 29% and 18% for the nine months ended April 30, 1996 and 1995, respectively. These increases resulted primarily from the continued expansion of the Company's direct sales organization, including the opening of domestic sales offices and foreign subsidiaries, the payment of sales commissions on increasing sales volumes and increased presence at major tradeshows.

General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for potentially uncollectible accounts receivable. General and administrative expenses were $4,016,000 for the three months ended April 30, 1996, an increase of 207% from $1,308,000 for the same period in fiscal 1995. General and administrative expenses were $7,580,000 for the nine months ended April 30, 1996, an increase of 135% from $3,221,000 for the same period in fiscal 1995. These increases resulted from hiring the Company's former President and Chief Executive Officer in November 1994 and the Company's Vice President and Chief Financial Officer in February 1995, as well as additional finance, accounting and administrative personnel, as the Company's sales increased. The increase also reflected general salary increases, increased occupancy expenses as the Company hired additional staff and increased professional fees and insurance premiums associated with the growth of the Company's infrastructure. In addition, the Company provided approximately $1,600,000 in reserves for potentially uncollectible accounts receivable in the quarter ended April 30, 1996 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements implemented in the third fiscal 1996 quarter. In addition, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon sale. General and administrative expenses as a percentage of total revenues were 27% and 8% for the three months ended April 30, 1996 and 1995, respectively and 12% and 7% for the nine months ended April 30, 1996 and 1995, respectively.

Charge for Purchased Research and Development. In connection with the COSS/IMP acquisition, the Company expensed $8,500,000 of in process research and development. This write-off represented approximately 13% of total revenues for the nine months ended April 30, 1996. See Note 4(b) to Notes to the Company's Condensed Consolidated Financial Statements.

Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income. In the third quarter of fiscal 1996, the Company recorded foreign currency transaction losses of approximately $1.3 million.

Provision (Benefit) for Income Taxes. The Company's benefit for income taxes for the three months ended April 30, 1996 was $1,363,000 compared to a provision for income taxes for the three month period ended April 30, 1995 of $1,453,000. The Company's provision for income taxes was $1,249,000 and $3,843,000 for the nine months ended April 30, 1996 and 1995, respectively. The provision/benefit for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. In the nine months ended April 30, 1996, the Company recorded a charge of $8,500,000 for acquired research and development and has not recorded a tax benefit for such charge due to the uncertainty of realizing the future tax benefit of such charge.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of April 30, 1996, the Company had cash of approximately $33,868,000. The Company has a demand line of credit with a bank under which the Company may borrow at a rate of prime plus 1% up to CDN$1,000,000 (or approximately $740,000 at April 30, 1996). Additionally, the Company has a CDN$600,000 (or approximately $440,000 at April 30, 1996) demand leasing facility. As of April 30, 1996, approximately CDN $60,000 (or approximately $44,000 at April 30, 1996) was outstanding under the leasing facility and no amounts were outstanding under the line of credit.

The Company's operating activities, including research and development tax credits, used cash of $17,997,000 for the nine months ended April 30, 1996 and provided cash of $5,170,000 for the same period in fiscal 1995. The principal uses of cash for the fiscal 1996 period were the increase in accounts receivable, the increase in inventory and an income tax receivable compared to an income tax payable at the end of fiscal 1995. Accounts receivable increased during the nine months ended April 30, 1996 as a result of the Company extending favorable payment terms (i.e. reduced initial deposits and longer than normal payment terms) in January to existing customers with timely payment histories as an enticement to purchase the current SGI ONYX workstation. Due to competitive pressures, the Company offers customers more favorable payment terms in the form of lower initial deposits than in the prior fiscal year. Inventory increased during the nine months ended April 30, 1996, as a result of the Company's purchase of inventory to meet anticipated sales in the fiscal quarter ended April 30, 1996. Net cash provided in the fiscal 1995 period was composed primarily of net income, increases in accounts payable and accrued expenses, less increases in inventory and accounts receivable.

The Company's investing activities used cash of $19,423,000 for the nine months ended April 30, 1996, primarily for the acquisition of COSS/IMP (approximately $5,545,000), the purchase of land and an office building in London, England ((Pounds)1,148,000, or approximately $1,730,000), the purchase of land and an office building in Montreal, Quebec for CDN$1,730,000 (or approximately $1,250,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements and furniture and fixtures used in the operation of the Company's business. The Company's investing activities used cash of $4,327,000 for the nine months ended April 30, 1995, primarily for the purchase of computer equipment and software and general office equipment used in the operation of the Company's business.

Financing activities provided cash of $30,198,000 for the nine months ended April 30, 1996, primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises. Financing activities provided cash of $675,000 for the nine months ended April 30, 1995, primarily from borrowings under the Company's demand line of credit offset by payments of capital lease obligations.

In the quarter ended April 30, 1996, the carrying value of the building was written down to estimated fair market value and reclassified as an asset held for sale. The building has been listed for sale.

As of April 30, 1996, the Company did not have any material commitments for capital expenditures.

The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financings. The Company is undergoing a restructuring intended to decrease future operating expenses, however there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1997.

Certain Factors That May Affect Future Results

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called Oforward-looking statements,O and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, the finalization and implementation of the restructuring plan, and statements regarding the adequacy of cash to meet operations) constitute Oforward-lookingO statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Prospectus dated November 14, 1995 included in its Registration Statement on Form S-1 (Reg. No. 33-97808) and from time to time in the Company's other filings with Securities and Exchange Commission.

The Company's future results are subject to substantial risks and uncertainties. The Company has derived substantially all of its historical revenue from sales of FLAME systems and related maintenance and support services. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete financially. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have material adverse effect on the Company's business and results of operations.

The Company's systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case for the three months ended January 31, 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products, including the recently announced SGI workstation. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. The Company relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rates changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

The Company is in the process of finalizing and implementing a restructuring plan. There can be no assurance that the Company will be able to successfully implement the restructuring plan. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

As discussed in Note 7 to the accompanying Condensed Consolidated Financial Statements, the Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations.

The market price of the Company's common shares could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares.

The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Prior to fiscal 1996, the Company has generally experienced greater revenues during its third and fourth quarters following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three month period ended April 30, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [...]Discreet Logic Inc., et al., case no. 978584 was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., civ no. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. The complaint alleges violations of United States Federal Securities law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations.


Item 2.-5.  Not applicable

Item 6.     Exhibits and Reports on form 8-K.

(a)  Exhibits.

        Exhibit           Description of Exhibit
        -------           ----------------------

      Exhibit 27.1       Financial Data Schedule

(b)  Reports on Form 8-K.

      None.

DISCREET LOGIC INC.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DISCREET LOGIC INC.



June 14, 1996                            by: /s/ DOUGLAS R. JOHNSON
                                             ----------------------
                                             Douglas R. Johnson
                                             Executive Vice President
                                             and Chief Financial Officer