Form 10-K405
period 1996-07-31
DISCREET LOGIC INC
filed 1996-10-29
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-K

  (MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

  FOR THE FISCAL YEAR ENDED: JULY 31, 1996

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM

                                      TO

                        COMMISSION FILE NUMBER: 0-26100

                        ------------------------------

                              DISCREET LOGIC INC.
            (Exact name of registrant as specified in its charter)

             QUEBEC                                          98-0150790


 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  5505, BOULEVARD ST. LAURENT,                                  H2T 1S6
SUITE 5200     MONTREAL, QUEBEC,
           CANADA

                                                             (Zip Code)

 (Address of principal executive
            offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (514) 272-0525

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON SHARES, WITHOUT PAR VALUE
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 23, 1996 (based on the closing price as quoted by Nasdaq National Market as of such date) was $105,027,379. As of October 23, 1996, 27,803,585 of the registrant's common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1997 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS                    PART I
OVERVIEW AND RECENT DEVELOPMENTS



  Discreet Logic Inc. ("Discreet Logic" or the "Company") develops, assembles, markets and supports non-linear, on-line, digital systems for creating, editing and compositing imagery and special effects for film and video. The Company's systems are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music videos, interactive game production and live broadcasting. Discreet Logic's systems have played key roles in the creation of special visual effects for recent films such as Broken Arrow, Screamers, Forrest Gump, True Lies, and Joe's Apartment, recent music videos for artists such as Madonna, The Rolling Stones, and Seal, and television commercials for clients such as Pepsi, Budweiser, and Nike.
  The Company believes that creative professionals in the film and video industries require systems that can integrate and simplify their work, enabling them to devote more time to creative activities and less time to technical tasks. Discreet Logic offers turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by Silicon Graphics, Inc. ("SGI"), scaleable disk arrays and other peripherals. These systems provide digital solutions for creative professionals to input, create, manipulate, store and output images in an integrated production environment. The Company's systems can be linked to enable users to collaborate and manage data more efficiently. In addition, by utilizing general purpose workstation technology, the Company's systems integrate more easily with third party software systems and devices.


  Discreet Logic's software and systems are focused towards three markets: special effects, editing and broadcast. The Company's FLAME system is used to create, edit and composit special visual effects in an on-line, real-time environment, providing instant feedback to the creative professional. The Company's FLINT system contains virtually the same special visual effects features as FLAME, but runs in a non-real-time environment. The Company's INFERNO system is an on-line, real-time digital system providing all of the features of FLAME with increased film resolution and color control. The Company's FLAME, FLINT and INFERNO systems are resolution independent and allow users to work on uncompressed images from a variety of media sources in the full range of resolutions necessary for film and video (including HDTV). The Company's FIRE system is an uncompressed, on-line, non-linear digital video editing system with limited special effects capabilities. The Company first shipped a pre-release commercial version of FIRE in April 1996. The Company worked closely with the pre-release clients to produce upgrades for the system during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company expects that full system functionality will be realized with the next release of FIRE which the company expects to ship in the fourth calendar quarter of 1996. The Company also expects to commece full commercial shipments of FIRE in the fourth calendar quarter of 1996. As of July 31, 1996, the North American list prices for basic FLAME, FLINT, INFERNO and FIRE systems were $450,000, $100,000, $700,000 and $400,000, respectively.
As of that date, Discreet Logic had an installed base of more than 300 FLAME, 400 FLINT and 35 INFERNO systems at over 400 customer locations worldwide, including leading production and post-production facilities such as Digital Domain, Industrial Light and Magic, Rushes/Virgin, 525 Post/Virgin, The Mill and Western Images. In the broadcast market, the Company is marketing and further developing VAPOUR, a computer-based, integrated graphics system, which is used to create computer generated locales, also known as virtual sets, for news, sports and entertainment programming, and FROST, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments for broadcast companies. The Company sells its systems worldwide through a direct sales force as well as through distributors.
  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. During the second half of fiscal 1996, the Company identified a number of difficulties and developments facing its business, including, (1) softening of market demand in its core high end visual effects market segment, (2) delays by the Company in introducing new products aimed at new market segments,
(3) inventory build-up in anticipation of continued high sales in its core market segment and high growth in its new market segments, (4) expense and headcount build-up in anticipation of continued high sales in its core market segment and high growth in new market segments, (5) the disruption caused by platform changes by the Company's key supplier, and (6) greater use of third party financing by customers. In addition, during the second half of fiscal 1996, several of the Company's senior executives resigned to pursue other opportunities.

  In response to the financial results and other developments facing its business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, the discontinuance of certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997. The major aspects of the restructuring plan are discussed below.

  Richard Szalwinski, the Company's founder and Chairman, served as acting President and CEO from February 1995 and assumed this role officially effective July 1996 and organized the Company into three areas of executive responsibility: sales and marketing, products, and finance and administration (including operations). The Company named Graham Sharp as Senior Vice President of Sales and Marketing effective July 1996 and Francois Plamondon as Senior Vice President and Chief Financial Officer effective August 1996. Terry Higgins, the Company's Senior Vice President of Products remained in charge of product development.

  The Company's restructuring plan includes a 28% reduction, approximately 110 positions, in its workforce, bringing the Company's headcount to a level which the Company believes is more closely aligned with its current revenues. This headcount reduction commenced in the fourth quarter of fiscal 1996 and is expected to be substantially completed by the end of the first quarter of fiscal 1997. In addition, the Company has consolidated key research and development functions and personnel into its Montreal headquarters. Included in this research and development consolidation is the transitioning of the development of VAPOUR and FROST from Innsbruck, Austria to Montreal. VAPOUR and FROST are systems which the Company has been marketing and further developing since the Company obtained these systems in its acquisition of all of the outstanding shares of Computer-und Serviceverwaltungs AG located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany ("IMP") in October 1995. As part of the Company's restructuring plan, the Company has discontinued the development of the Brughetti products, AIR, PURE, SLICE and DIPLOMAT. The Company acquired substantially all of the technology and other assets of the Brughetti Corporation in May 1995 for approximately CDN$1,000,000 (or approximately $741,000 on the closing date of the acquisition) in cash. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices: Cambridge, Massachusetts, Connecticut, London and Innsbruck. The Company expects to close its research and development office in Paris by the end of December 1996. The Company believes that the consolidation of personnel and technology will enhance the Company's ability to share core technologies across the product groups.

  In connection with the restructuring plan, the Company has expanded and expects to further expand the number of distributors selling the Discreet Logic systems. In addition, most distributors will now be allowed to sell FLAME, INFERNO and FIRE systems as well as FLINT systems which they previously distributed.

  There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  The Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. However, the Company has accrued $2,506,000 as estimated legal fees to defend against these lawsuits. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations.

  Discreet Logic's strategy is to maintain and enhance its position as a leading provider of digital systems by continuing to develop, integrate and support complete systems that include applications, networking and communications software, workstations, disk arrays and other peripherals. The Company seeks to expand the range of creative professionals served by the Company and, by leveraging its technology base, customer relationships and existing reputation, to extend its product line to include other aspects of the content creation process. The Company's goal is to pursue this strategy while implementing and maintaining the cost containment, product refocus and efficiency measures outlined in the restructuring plan.

INDUSTRY BACKGROUND

 Overview of the Content Creation Process

  The content creation process for film and video consists of four stages: pre-production, production, post-production and distribution.


                             [CHART APPEARS HERE]

                            DESCRIPTION OF GRAPHICS
                            -----------------------

Chart depicting the content creation process in four columns entitled: "Pre-Production," "Production," "Post-Production" and "Distribution."

4 columns each containing an element of the content creation process:

     1. Pre-Production: Project plan, script, storyboard, production plan, budget.

     2. Production: Shoot film or video, 2D, 3D graphics production, audio elements.

     3. Post-Production: Log material, editing, effects sequences, audio post pressing.

     4. Distribution: Feature films, vidoe tapes, broadcasts, multimedia on-line services.


  Pre-production involves the creation of the story or presentation, budgeting, scripting and storyboarding. Production involves the capture of content by shooting footage on film or video, recording sound and creating two dimensional ("2D"), three dimensional ("3D") or other elements for special visual effects. Post-production involves composing content from disparate media (such as still and moving images and computer generated and other special effects elements) with sound, and editing and manipulating such media through techniques such as compositing, layering and touch up. Distribution involves the delivery of the finished work by, for example, consumer-grade video cassette, professional-grade video tape or film.

 Creation of Imagery and Special Visual Effects and Editing

  Filmmakers, animators, advertisers and other creators of entertainment products must address an increasingly sophisticated audience that is demanding more stimulating, realistic and engaging entertainment with high visual impact. During production and post-production, creative professionals enhance the visual impact of their productions through the use of special visual effects.


                             [CHART APPEARS HERE]

                            DESCRIPTION OF GRAPHICS
                            -----------------------

Chart depicting the special visual effects techniques within the production and post-production stages of the content creation process. The chart has four columns entitled: "Pre-Production," "Production," "Post-Production," and "Distribution." Below the Production and Post-Production columns, the chart contains a heading entitled "Special Visual Effects Techniques." Below this heading are four columns containing the following special visual effects techniques.

     Column 1.  Titling, Color Correction

     Column 2. 3D Imagery, Warping

     Column 3. Compositing, Image Stabilization

     Column 4. Touch-up, Layering

  Editing is also a critical part of the post-production process. Small differences in the way edits are performed can make significant differences in the flow and pace, and even the meaning, of the finished work. Editing includes the selection and sequencing of scenes from segments that have been shot, as well as the design and integration of special effects, graphics, titles and sound tracks.

  Special effects can be created and added to a production and the editing of a piece can be prepared in either an on-line or off-line environment. In an on-line environment, users work in real-time directly with source material, manipulating and editing such material and producing a finished product or effect. In an off-line environment, users perform the same or similar work as is done on-line, but not in real-time. In editing, the result of an off-line editing session is an edit decision list ("EDL") for video, or a film cut list for film, which details the specific edits selected by the editor. The results of off-line work can be finished off-line or transferred to the on-line environment for real-time incorporation into the finished product.

  Creators of entertainment products traditionally have relied on specialist production and post-production facilities for the creation, manipulation and editing of imagery and special visual effects. These facilities consist of rooms, or suites, of dedicated equipment staffed by several creative and technical professionals who operate the equipment. In order to remain competitive, production and post-production companies face intense pressure to accelerate production schedules, reduce production costs, enhance creativity and productivity and develop novel, high impact visual images that meet the requirements of their customers.

 Analog To Digital Evolution

  Production and post-production professionals have in the past relied on labor-intensive analog methods and tools to create and manipulate images for film and video. Though still widely used, analog systems have fundamental drawbacks. First, analog systems collate video clips sequentially which requires changing and spooling tapes and frequent cutting and recutting. Second, to create special visual effects and to edit film, creative professionals typically must layer and arrange clips visually, label them, hang them in bins for ready access, and then select, view, cut, layer, splice and trim segments to create the finished work. These processes often result in image damage and degradation, affecting the overall visual quality of the finished work. Third, each special visual effect process--transitional effects, titling, color correction and 3D imagery--requires separate, dedicated equipment, as well as dedicated technical personnel to operate the equipment. The time and money consumed by use of traditional analog equipment significantly limits the opportunities of production and post-production professionals to create innovative material.

  Advances in workstation processing power, compression technology and data storage techniques have made the transformation of film and video images from analog to digital data a viable alternative. With the advent of digital production and post-production tools, creative professionals became able to more quickly and easily manipulate images, freeing significant time for more creative work and accelerating production schedules. Additionally, the introduction of digital tools allowed creative professionals to produce visual effects that previously were not possible to achieve. The acceptance of early digital systems, however, was limited by their complexity and a lack of affordable hardware platforms.

 Evolution Of Digital Solutions

  Initially, a few specialist facilities developed proprietary systems for digitizing 35mm images, producing computer-generated effects and relaying them back to film. The use of these early, custom-built systems demanded extensive technical and programming knowledge on the part of users. Descriptive parameters were defined numerically and entered as typed commands. Furthermore, users had to perform tasks in a rigid, sequential manner. Because each process often involved a different database, moving from one process to another was time consuming and cumbersome. These limitations resulted in interruptions in the creative process, increased production time and often required the intermediation of programming technicians between the creative professional and the end product, all of which limited the viability of these systems as a production tool.

  Because broadcast and film quality visual representations require substantial processing power, graphics capability and memory, for many years affordable hardware platforms did not exist to support digital film and video applications. As the cost of processing power and data storage declined, manufacturers introduced proprietary hardware-based systems for the manipulation of digital images for the general production and post-production markets. These systems are non-linear, allowing the user to access any image in memory without having to scroll sequentially through intervening images and integrate many special effects processes into a single, dedicated system utilizing proprietary hardware and software. While these systems shorten production time and allow production and post-production professionals increased control over the creative process, the Company believes that these systems have the following shortcomings:

  . Integration problems, arising from the lack of compatibility among the proprietary equipment of different manufacturers;

  . Incompatible tool sets, some of which use different formats and therefore impede the creative process when users move from one program to another;

  . Infrequent upgrades and enhancements, due to long hardware design and development cycles which can limit the ability of creative professionals to produce the latest special effects;

  . Fixed resolutions, which prevent users from performing the same task at different resolutions on the same system and result in users having to purchase different pieces of expensive equipment if they wish to expand their services; and

  . High cost, which reflects the long design, development and manufacturing cycles of proprietary hardware and the associated labor and maintenance costs.

  During the early 1990s, a generation of powerful general purpose workstations and peripherals provided the processing power, graphics capability, memory and disk storage needed to generate, manipulate, store and output high quality computer generated film and video images without the shortcomings of specialized proprietary hardware-based systems. The Company believes that users require systems based upon general-purpose technology to expand their creative possibilities, increase the flexibility of and their control over the creative process, and save time and money.

THE DISCREET LOGIC SOLUTION

  In response to these industry needs, Discreet Logic provides digital solutions for creating, editing and compositing imagery and special effects for film and video. The Company's systems allow creative professionals to input, create, manipulate, store and output uncompressed visual images in a faster, easier and more cost-effective manner than traditional analog systems. In addition, the Company believes its systems address many of the shortcomings of proprietary hardware-based digital systems while providing price/performance advantages.

  Discreet Logic offers turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by SGI, scaleable disk arrays and other peripherals. The Company's systems provide the speed and operational flexibility demanded by the professional film and video industries because the Company has designed its systems to be fully integrated with and to fully utilize the capabilities of the systems' workstations, disk arrays and other peripherals. The Company has developed an intuitive, interactive and integrated environment that enables creative professionals to focus on the creative process, rather than on the technical aspects of digital image creation, resulting in more innovative graphics, images and effects. The Company believes that the use of Discreet Logic systems also results in shorter production cycles, increased productivity and production cost savings.

  The Company's systems offer the following benefits:

  . Integrated Systems Solution. Discreet Logic's systems are designed to enable creative professionals to input, create, manipulate, store and output uncompressed images in an integrated production environment. The Company's special effects and editing systems can be linked to enable users to collaborate and manage data more efficiently. For example, users are able to transfer film or video between Discreet Logic's non-real-time FLINT system and its real-time FLAME and INFERNO systems and, in the case of video, its real-time FIRE system. Additionally, the Company's systems enable Discreet Logic customers to integrate their own proprietary tools, use third party software and interface to third party systems and devices.

  . Real-Time Capabilities. The Company's FLAME and INFERNO systems enable users to create high quality special visual effects in real-time while its FIRE editing system enables users to perform sophisticated on-line finishing in real-time. FLAME and INFERNO use uncompressed film and video data and FIRE uses uncompressed video data. All three systems provide instant and random access to any part of the stored source material and enable creative professionals in real-time to make multiple edits, add special visual effects, assemble a master and review the edited piece. The ability to produce near-instantaneous results is essential in the on-line process where a customer's client is typically present and time is typically billed on a per hour basis.

  . Resolution Independence. The Company's FLAME, FLINT and INFERNO systems are designed to produce special visual effects in the full range of resolutions necessary for film and video (including HDTV). These systems enable a creative professional to choose to generate high resolution output for film, lower resolution output for video or to work in mixed resolutions. By using these Discreet Logic systems, rather than multiple proprietary hardware-based systems, creative professionals can select resolutions and achieve greater flexibility and efficiency over the creative process, saving production time and reducing expenses.

  . Ease of Use. Discreet Logic's systems are designed to be intuitive and easy to use. Most operations within the Company's systems are controlled through a graphical user interface and a pressure-sensitive stylus. Rows of consecutive frames are presented visually on the screen in separate "clips," which mimic the physical look of frames of film. These clips are part of a database that allows the user quickly to sort through large amounts of information.

  . Systems Upgradeability. The Company's systems are modular and the Company believes that its modular development approach results in systems that are more easily upgradeable than proprietary hardware-based systems which generally involve longer development and implementation cycles, reflecting the long design, development and manufacturing cycles of the related proprietary hardware. This upgradeability enables the Company to more rapidly take advantage of state-of-the-art advances in general purpose workstation technology thereby enhancing the ability of creative professionals to produce the latest effects.

  . Cost Advantages. The Company believes that its systems offer price/performance advantages over analog and proprietary hardware-based digital systems. The Company's systems lower the costs of content creation by integrating multiple steps of the production process into a single system, thus eliminating the need to purchase separate systems.

STRATEGY

  The Company's strategy is to maintain and enhance its position as a leading provider of digital systems by continuing to develop, integrate and support complete systems that include applications, networking and communications software, workstations, disk arrays and other peripherals. The Company seeks to expand the range of creative professionals served by the Company and, by leveraging its technology base, customer relationships and existing reputation, to extend its product line to include other aspects of the content creation process. The Company's goal is to pursue this strategy while implementing and maintaining the cost containment, product refocus and efficiency measures outlined in the restructuring plan. The Company's strategy is built around the following key elements:

  . Provide Studio Solutions. Discreet Logic's strategy is to offer systems as a studio solution to integrate and simplify all steps of the content creation process, enabling creative professionals to devote less time to technical aspects, and more time to creative aspects, of the content creation process. The Company has leveraged its experience and expertise with its FLAME and FLINT systems in the post-production and production segments of the market to develop new products and features as part of a complete digital studio solution. To this end, the Company has developed INFERNO, an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of FLAME with increased film resolution and color control. The Company has also developed FIRE, an uncompressed, on-line, non-linear digital video editing system with limited special effects capabilities. In addition, the Company is developing FLINT RT, a bundled solution that offers FLINT's visual effects technology together with a new real-time video and audio acquisition, storage and playback hardware subsystem, PEBBLES. In addition, the Company has developed STONE, a scaleable modular storage solution and is developing WIRE, a networking solution for the production, post-production and general purpose image storage markets.

  . Focus on Complete Systems. The Company's strategy is to continue to develop, integrate and support complete systems that include applications, networking and communications software, workstations, disk arrays and other peripherals. The Company's systems integration experience and know-how is an important element in a customer's rapid installation and implementation of the Company's systems. In addition, the Company provides its customers with a first line point of contact with respect to all high-end system components with the goal of making it easier for customers to optimize their use of the Company's systems.

  . Maintain Leading Edge Technology. The Company believes that its future success will be based in part on its ability to continue to provide state-of-the-art digital solutions to meet the rapidly evolving requirements of creative professionals. The Company's strategy is to continue to design systems that are fully integrated with and fully utilize the capabilities of the platform, disk arrays and other peripherals comprising the system. By taking advantage of the systems architecture and features of general purpose workstations, Discreet Logic believes its modular development approach allows it to bring innovative technology to market more rapidly than traditional analog or proprietary hardware-based digital solutions, thereby enabling the Company to more rapidly take advantage of advances in general purpose workstation technology as they become available.

  . Use Open Platforms. The Company's strategy is to continue to design systems which can be enhanced and upgraded more quickly than proprietary hardware-based systems. This upgradeability enables the Company to more rapidly take advantage of state-of-the-art advances in general purpose workstation technology thereby enhancing the ability of creative professionals to produce the latest effects. In addition, the Company's open systems approach allows its products to run in a multi-vendor environment in which Discreet Logic's customers can easily integrate their own proprietary tools, use third party software and interface to third party systems and devices.

  . Offer Scaleable Systems. The Company's strategy is to continue to offer its systems in a scaleable fashion, providing customers a range of functionality and flexibility and allowing them to customize the Company's systems to meet their professional needs and financial resources. The Company's customers can perform the same operations on-line or off-line by selecting the desired processing power, storage solutions and memory, and can upgrade their configuration when and as their budgets, production deadlines and client base necessitate.

  . Invest in Ease-of-Use and Customer-Oriented Product Development. The Company believes that creative professionals require systems that can integrate and simplify their work and thus enable them to devote more time to creative activities, and less time to technical tasks. To gain acceptance by a broader range of users, the Company plans to continue to develop features that reduce the time and skill required to fully utilize the Company's systems. Because the Company's products must be able to achieve the effects required by its customers, the Company works closely with its customers to identify and develop new products, features and functions and regularly releases enhancements and upgrades to its products.

  . Build Global Presence. The Company's strategy is to continue to build a worldwide presence in order to address fully its target markets and to serve customers that operate on an international basis. In fiscal 1994, 1995 and 1996, approximately 26%, 45% and 57%, respectively, of the Company's sales were outside North America. In fiscal 1996, the Company opened sales offices in India, Hong Kong and Japan and currently markets its systems through sales offices located in those markets as well as in Canada, the United States, the United Kingdom, France, Germany, Singapore and Brazil and through a network of distributors in 34 countries.

THE DISCREET LOGIC SYSTEMS

  Discreet Logic offers turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by SGI, scaleable disk arrays and other peripherals. The Company's systems provide the speed and operational flexibility demanded by the professional film and video industries because the Company has designed its systems to be fully integrated with and fully utilize the capabilities of the systems' components. The Company's systems can be linked to enable users to collaborate and manage data more efficiently.

  The Company's systems are designed to be intuitive and easy to use. The systems use a consistent interface through which operations are controlled via on-screen menus (which users can organize to fit their preferences) and a pressure-sensitive stylus. The Company's systems include a SPARKS developers kit, which allows customers to seamlessly integrate their own proprietary software or third party software into the Company's system's environments. The Company's systems also offer comprehensive image input/output ("I/O") functions, allowing image or object data to be captured and exchanged between workstations in a studio environment in a variety of formats, including CCIR-601, OMF, Wavefront, Softimage, Alias and Kodak Cineon. For sites with multiple systems, work generated on other platforms can be imported and placed directly onto the Company's systems local disk array for integration into the current production. In addition, Discreet Logic image files can be transferred between local disk arrays. For example, if a user prepares a production on a FLINT system, the user can transfer video or film data to the FLAME or INFERNO systems or video data to the FIRE system, for finishing with the client. The flexible systems architecture can result in different system configurations and enable clients to differentiate themselves from their competitors by allowing them to customize their systems.

 Special Effects Systems

FLAME

  FLAME is a resolution-independent, non-linear, digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digitized suite, FLAME is designed to allow the operator to create desired effects with near instantaneous feedback.

  A complete FLAME system includes the FLAME software, an SGI Onyx workstation, a disk array and various I/O devices. As of July 31, 1996, the North American list price for a basic four-processor FLAME system was $450,000 and the software only list price was $175,000. The Company began full commercial shipments of FLAME in January 1993. As of July 31, 1996, the Company had sold more than 300 FLAME systems installed at over 200 customer locations worldwide.

FLINT

  FLINT, like FLAME, is a resolution-independent, non-linear, digital system used by creative professionals to create, edit and composite special visual effects but runs in a non-real-time environment. The FLINT system incorporates virtually all of FLAME's feature set. The primary difference in the two systems is the speed of interactivity, processing and I/O. The FLINT system also can be used as an integrated augmentation to a FLAME system. For example, effects can be created on a FLINT system and made available to the FLAME system for real-time client selection, approval and alteration.

  A complete FLINT system includes the FLINT software, an SGI Indigo/2/ workstation, a disk array and various I/O devices. As of July 31, 1996, the North American list price for a basic FLINT system was approximately $100,000 and the software only list price was approximately $39,900. The Company began full commercial shipments of FLINT in December 1993. As of July 31, 1996, the Company had sold more than 400 FLINT systems installed at over 300 customer locations worldwide.

INFERNO

  INFERNO is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of FLAME with increased film resolution and color control. INFERNO provides up to 12 bits color depth per channel along with high special image resolution. The system also features tools for grain and noise management, wire and scratch removal, color calibration, and enhanced I/O routines. The Company commenced commercial shipments of INFERNO in October 1995.

  A complete INFERNO system includes the INFERNO software, an SGI Onyx workstation, a disk array and various I/O devices. As of July 31, 1996, the North American list price for a basic four-processor INFERNO system was approximately $700,000 and the software only list price was $225,000. As of July 31, 1996, the Company had sold more than 35 INFERNO systems installed at over 20 customer locations worldwide.

 Special Effects Systems Features

  The Company's systems contain the following features, each of which is fully accessible from within the other features.

  .  Moving Pictures

    Discreet Logic's systems provide three levels of image integration that can be used depending on the complexity of the task at hand and the desired speed of interaction and rendering:

    Action. Action provides perspective matching, image warping and advanced animation tools that can be used on a number of layers of an image simultaneously. Complex image effects may be achieved by dragging the corners of an image in 3D then setting animation key frames for shape, translation, rotation, scale, surface color, specularity and opacity. Transformed images can be interactively lit from multiple point or spot light sources. For incorporating animated stills and computer graphics, Action also provides capabilities such as motion blur and foreground blending to produce believable image integration effects. Motion blur interpolates objects in 3D space resulting in realistic motion effects. Action can handle a virtually unlimited number of layers, each with an associated matte for creating complex 3D composite effects.

    Compositor. Compositor is used for simple 2D composites. Compositor provides motion animation, shadows, skewing and scaling and motion tracking.

    3D Effects. 3D Effects expands upon Compositor's capabilities and includes features such as animation in 3D, 3D displacement mapping (the extrusion of a 2D image based on luminance and chrominance values) and animatable light sources and camera positions.

  .  Retouching and Rotoscoping

    Paint. Paint offers a large variety of brush shapes, including solid, air and texture brushes and paint effects, such as smear, wash, shade, stamp, reveal, file, filter and clone. Custom brushes can also be created. Paint also allows mattes to be automatically generated, obtained from an external image sequence or hand painted.

    Filter. Filter is used for image softening, sharpening, embossing, edge enhancement, textural effects and color correction. Filters and paint effects can be simultaneously applied to a canvas using paint strokes. New filter styles and effects can be defined easily and added to the feature's large library of existing filters.

    Graphics. Graphics provides a complete set of geometric and free-form shapes through which solids can be applied. Multiple shapes can be positioned, rotated, scaled and edited until the desired result is achieved. Shapes can be solids, outlines, gradations, soft-edged solids and wireframe.

    Animation. In Animation attributes of graphic shapes (rotation, size, shape, color, transparency, fuzziness) can be keyframed to create animated sequences. Full animation editing control is provided through a graphic timing editor.

  .  Advanced Image Control

    Stabilizer. One of the most time consuming aspects of special visual effects creation is the removal or matching of motion within a scene. Stabilizer provides horizontal and vertical stability to jittery or hand-held footage and compensates for rotational and scaling effects. The data extracted from Stabilizer can then be imported into Compositor or Action.

    Warper. Warper offers tools for image warping and distortion. The distortion tool is capable of interactively distorting regions based on interior and exterior boundaries. By quickly generating keyframes, Warper allows creative professionals to rotate, scale and translate (twist, blow up, and stretch) images in 2D.

    TimeWarp. TimeWarp allows users to change the time base of a sequence or add dynamic motion effects. The TimeWarp function also enables an apparent motion-blur to be defined in variable amounts throughout a sequence.

    Filter. Filter allows the user to design and apply an infinite variation of looks to images. Users can design special visual effects by using textures, blurring, embossing and sharpening filters or can select from a set of procedural filters provided with the system to take advantage of the processing architecture of the workstation.

  .  Color Manipulation

    Color Corrector. Color Corrector provides a variety of techniques that can be used for general scene grading and special visual effects. Color Corrector supports four simultaneous and independent setups, one each for shadows, midtones, highlight and a master. Color Corrector can be loaded with foreground, background and matte channels. A creative professional can use the foreground/background setup as a tool for sequence matching, or alternatively, can load a matte or use the crop function to localize the color correction. A color balance tool can be used to change the color temperature of a scene to match another scene.

  .  Blue Screen and Compositing

    Keyer. Keyer provides a complete set of tools to enable the creative professional to achieve scene integration. Central to Keyer is its precise color processing feature. The user can choose between two main methods of matte extraction: a statistical color method for well lit scenes or a keyer for use in all other situations. Keyer features full color suppression and remapping algorithms. The user has a choice of two compositing algorithms for color screens or black screens. Access to Color Corrector enables the foreground plate to be integrated with its new background.

  .  Editing

    SoftClips and SoftEdit. SoftClips and SoftEdit provide resolution-independent editing and compositing tools for on-line digital post-production sessions. SoftClips and SoftEdit are fully non-linear, offering random access to all footage.

  Discreet Logic systems offer a number of additional features for special visual effects editing and conforming material. Discreet Logic systems enable complex special visual effects editing to be performed quickly through a simple yet powerful user interface. Clips can be cut, inserted, spliced, replaced, copied, repeated or reversed instantly and played back at any frame rate. Each frame in a sequence is labeled by timecode, or by an ordinal frame number. The workspace allows clips and reels of original footage to be locked to avoid accidental deletion.

  Discreet Logic systems read standard EDLs and assemble clips automatically. The EDL reader can review CMX 340 and OMF files and use this information to retrieve the appropriate clips from videotape. All clips specified in the list are loaded into the system in the order in which they appear on videotape, minimizing tape changes and shuttling. Clips can be loaded with user-defined tail lengths and can be optionally assembled directly by the system.

 Editing System

FIRE

  FIRE is an uncompressed, on-line, non-linear digital video editing system with limited special effects capabilities. FIRE includes a sophisticated toolset and EditDesk, a gestural, picture based editing interface, which the Company believes specifically address the new and expanding requirements needed for on-line finishing. FIRE features a large work environment that includes a clip library, a timeline and storyboard capabilities; SoftEdits, which enable editors to make uncommitted transitions that can be modified at any point in an edit; advanced editing tools with image enhancing capabilities such as color correction, keying and character generation; special effects capabilities that bring 2D effects into a 3D world; professional audio capabilities, including up to 12 tracks of audio with real-time level EQ and cross-fades for simultaneous audio and video editing; one or two streams of real-time video option; and industry-standard EDL support. The Company first shipped a pre-release commercial version of FIRE to clients in April 1996. The Company worked closely with these clients to produce upgrades for the system during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. The Company expects that full system functionality will be realized with the next release of FIRE which the Company expects to ship in the fourth calendar quarter of 1996. The Company also expects to commence full commercial shipments of FIRE in the fourth calendar quarter of 1996.

  A complete FIRE system includes the FIRE software, an SGI Onyx workstation, a disk array and various I/O devices. As of July 31, 1996 the North American list price for a basic four-processor FIRE system was $400,000 and the software only list price was $175,000.

SYSTEM COMPONENTS

 The Workstation

  FLAME, INFERNO and FIRE run on SGI Onyx workstations, typically configured with four or eight processors, and FLINT runs on the SGI Indigo/2/ Impact workstation. Both hardware platforms are scaleable and upgradeable to fit the price and performance criteria of the customer. Each system can be connected to other Discreet Logic systems and to numerous third party software, systems and devices.

 Disk Arrays

  A disk array is comprised of a number of disks working cooperatively to handle high speed data flows. FLAME, INFERNO and FIRE store images on disk arrays that can be configured to deliver up to 1300 gigabytes of on-line random access storage, or up to 12 hours of video or one hour of film.

  Disk arrays for FLAME and INFERNO can record and playback to and from a studio's video tape recorders at full resolution, in real time. Each FLAME and INFERNO disk array can be configured to hold film or video formats concurrently on the same disk array without degradation of playback and record performance. Disk arrays for FIRE can record and playback to and from a studio's video tape recorders at full video resolution in real time and can be configured to hold video formats concurrently on the same disk array without degradation of playback and record performance. A typical FLINT disk array configuration can record and play up to nine minutes of video or one minute of film. In order to preview sequences in real- time, FLINT systems make use of lower resolution proxies. The system allows the user to choose the resolution and speed of sequence playback within the limits of the platform.

 I/O

  Third party video tape recorders can be controlled with FLAME, INFERNO, FIRE and FLINT's stylus and tablet. FLAME, INFERNO and FIRE interface to component digital video devices using the SGI Sirius board. FLAME, INFERNO and FIRE can record and play back component digital video in real-time directly to and from its disk array. I/O edits can be implemented sequentially using the EDL capabilities of the FLAME, INFERNO and FIRE systems. Other third party devices, such as film scanners and recorders, can also be used with Discreet Logic systems for HDTV and film transfers.

  FLAME, FLINT, INFERNO and FIRE can record and playback two audio tracks synchronized with an image effect.

OTHER PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  The Company offers STONE, a disk-based storage system for video and high-performance film applications, which is targeted at the production, post-production and general purpose image storage markets. STONE is designed to allow real-time playback of uncompressed video frames in any order, efficiently store any mix of resolutions and ensure image integrity by remaining operational in the event of disk or power supply failure. The Company commenced full commercial shipments of STONE in April 1995. As of July 31, 1996, the North American list price for a basic STONE disk array was approximately $63,500.

  The Company is continuing its development efforts of WIRE, a high performance transport system for digital film and video for use with multiple STONE disk arrays. WIRE will build on the Company's disk technology and is being designed to provide real-time CCIR-601 instant access to images located on a disk anywhere within a post-production facility. WIRE is also being designed to allow the facility to configure its network as a centralized or distributed network, or both. The Company currently plans to commence commercial shipments of WIRE in the second half of fiscal 1997.

  The Company is developing FLINT RT, a bundled solution that offers FLINT's visual effects technology in conjunction with a new real-time video and audio acquisition, storage and playback hardware subsystem, PEBBLES. PEBBLES is an I/O subsystem that provides the SGI Indigo/2/ workstation with a real-time video I/O and also relieves pressure on the central processing unit. PEBBLES, which has disk-based storage space for 25 minutes of uncompressed 525 or 625 line ITU-R-601 resolution video in full 8-bit, 4:4:4 RGB color resolution, provides the real-time video storage capacity required for a significant number of effects projects. The Company expects to commence full commercial shipment of FLINT RT in the second quarter of fiscal 1997.

  In September 1995, the Company entered into a strategic partnership with Sonic Solutions, a developer of audio editing systems. As a result of the partnership, the Company offers STREAM. When integrated with the Company's digital image processing systems, STREAM allows audio and images to be manipulated in real-time at full resolution. STREAM is an audio editing subsystem offering four I/O channels and 12 tracks of disk playback and is designed to be integrated with the FLAME, FIRE and INFERNO systems.

  As a result of the COSS/IMP acquisition, the Company markets and is further developing VAPOUR, a computer-based, integrated graphics system, which is used to create computer generated locales, also known as virtual sets, for news, sports and entertainment programming and FROST, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments for broadcast companies. VAPOUR and FROST are designed to operate on the SGI Onyx workstation and allow the user to work completely in real-time or through a combination of real-time and post-produced components. VAPOUR and FROST are based on COSS/IMP PLATFORM technology acquired by the Company. As part of the Company's restructuring, the Company's Innsbruck, Austria office has been closed and the development of the VAPOUR and FROST products has been transitioned to the Company's headquarters in Montreal, Canada.

  There can be no assurance that these new products will be successfully completed or will achieve market acceptance.

CUSTOMERS

  The Company's systems are sold primarily to film and video production, post-production and broadcast companies. As of July 31, 1996, the Company had an installed base of more than 300 FLAME, 400 FLINT and 35 INFERNO systems at over 400 customer locations worldwide. The following table sets forth selected projects in which the Company's products were used to create special effects:

                             [CHART APPEARS HERE]

                           DESCRIPTION OF GRAPHICS

  Table describing selected projects in which the Company's products were used to create special effects. The table contains three columns entitled "Category," "Project" and "Customer." The Table contains four rows entitled "Feature Films," "Television Series," "Commercials" and "Music Videos."

  Across the row entitled Feature Films, the table lists the following Project/Customer combinations: Joe's Apartment/Blue Sky Productions/MIV/Warner Bros.; Screamers/Group Images Buzz/Allergo Films; Speed/Video Image (VIFX); Broken Arrow/Pacific Ocean Post; The Emperor's Shadow/Complete Post; Forest Gump/Industrial Light & Magic; Batman Forever/CIS-Hollywood/Paramount.

  Across the row entitled Television Series, the table lists the following Project/Customer combinations: Outer Limits/John Gajdecki Visual Effects; Star
Trek: Deep Space Nine/CIS-Hollywood/Paramont; Lois & Clark: The New Adventures of Superman/525 Post/Virgin.

  Across the row entitled Commercials the table lists the following Project/Customer combinations: Vauxhall Vecta "Millenium"/Lost in Space; Nike "Good vs. Evil"/The Mill Weiden & Kennedy/Spots; McDonald's "The Sign"/R/Greenberg Associates/Leo Burnett; Budweiser "World Party Kickoff"/The Post Group; Panasonic "Big Game"/Design Efx/Dentsu Inc.; Diet Coke "Street Corners"/Click 3X/Lowe & Partners; Frito-Lay "Apartment"/Click 3X/Lowe & Partners; AT&T "Paddleball"/Tape House Digital; Puma "Man"/Moving Picture Company/Saatchi & Saatchi.

  Across the row entitled Music Videos the table lists the following Project/Customer combinations: Rolling Stones "Like a Rolling Stone/Buf Compagnie; Tori Amos "Caught a lite sneeze"/Cinesite (Europe) Ltd., Tina Turner "Whatever You Want"/Cinesite (Europe) Ltd.; Seal "Don't Cry"/525 Post/Virgin.


  No customer accounted for 10% or more of the Company's total revenues in fiscal 1994, 1995 or 1996, respectively.

MARKETING AND SALES

  Marketing Strategy. To date, the Company has marketed its systems primarily to production and post-production companies in the film and video industries. The Company's principal marketing strategy has been to create awareness of its systems through appearances at major international computer graphics and broadcasting tradeshows, such as National Association of Broadcasters ("NAB"), ACM SIGGRAPH (U.S.), International Broadcasters Convention (IBC) (Europe), INTERBEE (Japan) and Montreaux (Europe). The Company has supported this marketing strategy with direct-mail advertising and advertisements in trade publications. In addition, the Company believes that the high quality of computer images generated using its products results in significant industry awareness. With permission from its customers, the Company creates promotional materials utilizing art work created using the Company's products.

  As the Company broadens the markets for its systems, the Company intends to expand its marketing efforts accordingly. Depending upon the end user market, the Company may increase the level of advertisement in trade publications and direct mail advertising or rely upon strategic partners or distributors with established marketing capabilities within a particular market.

  Direct Sales and Distribution. Discreet Logic sells its systems and other products through its direct sales organization, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles and New York and field representatives based in Boston, San Francisco, Atlanta and Chicago. In fiscal 1996 the Company opened sales offices in India, Hong Kong and Japan. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore and Brazil. The Company's headquarters and each of its sales offices have sales and demonstration capabilities. As of October 1, 1996, the Company employed 28 direct sales people and 24 demonstration artists worldwide.

  Historically, the Company used distributors and resellers to sell FLINT in geographic areas generally not served by the Company's direct sales organization. The Company has expanded the number of distributors marketing the Discreet Logic systems from 21 in fiscal 1995 to 48 in fiscal 1996. In connection with the restructuring plan, the Company expects to further expand the distribution network and, in addition, most distributors will now be allowed to sell FLAME, INFERNO and FIRE systems, as well as FLINT systems which they previously distributed. In the United States, the Company maintains a direct sales presence in its primary markets including New York, Chicago and Los Angeles. Elsewhere in the United States, the Company typically sells its systems through its distribution network which is managed by the Company's sales representatives. Outside of the United States, the Company maintains a direct sales presence in its primary markets, including London, Paris, Munich, Singapore and Tokyo. In other areas outside of the United States, the Company typically sells its systems through its distribution network which is managed by the Company's sales representatives. Generally customers purchasing the Company's software and peripherals from the distributors will also purchase the SGI workstation hardware from the distributors. The Company provides the software and systems integration training to its distributors. The Company currently has distribution relationships with 48 distributors and resellers in 34 countries. In fiscal 1996, direct sales accounted for 87% of revenues and distributor and reseller sales accounted for 13% of revenues. The Company's strategy of marketing its systems directly to customers and indirectly through distributors may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels.

  International Revenues. For fiscal 1994, 1995 and 1996 revenues from customers outside North America accounted for approximately 26%, 45% and 57%, respectively, of the Company's total revenues. The Company expects that revenues from customers outside North America will continue to account for a substantial portion of its revenues.

  Reseller Arrangements. The Company is a master value added reseller ("VAR") of SGI workstations. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, the Company has faced and may in the future face unforeseen difficulties associated with adapting the

Company's products to future SGI products. In May 1994, Discreet Logic entered into a Value-Added Reseller Agreement with SGI. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from SGI, including the SGI Onyx workstations and the SGI Indigo/2/ workstation for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased from SGI affects the percentage discount received by the Company. The agreement is subject to annual renewal in May of each year and may be terminated by SGI for cause. The agreement with SGI has been extended through January 15, 1997 and the Company has no reason to believe that SGI will not renew such agreement. The Company also acts as a reseller and systems integrator of certain peripheral devices used in the Company's systems, including audio and video I/O cards and electronic tablets. The Company receives discounts for the purchase price of these products. In fiscal 1994, 1995 and 1996, revenues derived from sales of these products accounted for approximately 45%, 39% and 34%, respectively, of the Company's total revenues.

SYSTEMS INTEGRATION, SERVICE AND SUPPORT

  The Company provides systems integration services, support and training to customers and distributors. In most cases the Company provides these services under separately priced arrangements. The Company makes available a wide range of support services, including on-site and telephone support and in-house and on-site training in use of the Company's products. In certain markets, typically outside of the United States, the Company's distributors also provide such services, support and training and are compensated for such services directly from the customer. The Company believes that its focus on customer service provides it with important information about the evolving needs of its customers. The Company derived revenues of approximately $1,000,000, $4,770,000 and $11,713,000 from these services in fiscal 1994,
1995 and 1996, respectively.

  The Company's customer service organization provides the following services:

  Systems Integration. The Company's systems integration personnel assist customers in the configuration and installation of FLAME, INFERNO and VAPOUR systems. Because these systems include a multi-processor SGI Onyx workstation, significant disk array storage capacity and other peripherals, the Company's system integration experience and know-how is an important element in a customer's rapid installation and implementation of the Company's systems.

  Technical Support. Technical support personnel provide toll-free telephone assistance to customers and distributors. These personnel diagnose and solve technical software, hardware and applications problems and assist customers in the use of the Company's systems and ongoing systems integration issues. In addition, field engineers provide on-site support, including first line hardware and peripheral support, to the Company's customers. The Company's systems are generally sold with a one-year maintenance contract which includes technical support.

  Training. After installation of a system, the Company offers its customers one week of basic training at the customer's facilities for a fee. The Company also has established an advanced training program for its customers. Most of the Company's trainers have production experience.

  The Company supports its customers in North and South America from the Company's Montreal office. Customers in Europe and the Pacific Rim are supported from the offices of the Company's European subsidiaries and by distributors, who have received training in the use of the Company's systems. As of October 1, 1996, the Company employed a total of 41 persons worldwide in its customer support organization.

RESEARCH AND DEVELOPMENT

  The Company's research and product development efforts are focused on the continued enhancement of the FLAME, FLINT, INFERNO, FIRE, VAPOUR and FROST systems and the development of new products. Discreet Logic employs a modular development approach which it believes allows it to bring innovative technology to market more rapidly than traditional analog or proprietary hardware-based digital solutions and enables it to take advantage of advances in general purpose workstation technology as they become available. The Company intends to continue to enhance and upgrade these products on a regular basis.

  The Company is currently developing additional products and features based on its proprietary technology that are intended to expand the Company's markets. The Company is developing FLINT RT, a bundled solution that offers FLINT's visual effects technology in conjunction with a new real-time video and audio acquisition, storage and playback hardware subsystem, PEBBLES. In addition, the Company is continuing its development efforts of WIRE a high performance transport system for digital film and video use with multiple STONE disk arrays.

  In fiscal 1994, 1995 and 1996, without taking into account Canadian federal and provincial research and development tax credits, the Company spent approximately $1,075,000, $4,582,000 and $17,613,000, respectively, on research and development, representing 7%, 7% and 21%, respectively, of total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." The Company's research and development staff consisted of 87 persons as of October 1, 1996. As part of the Company's restructuring plan, the Company has consolidated key research and development functions and personnel into its Montreal headquarters. Included in this research and development consolidation is the transitioning of the development of VAPOUR and FROST from Innsbruck to Montreal. VAPOUR and FROST are systems the Company markets and has further developed since the Company obtained these systems in its acquisition of all of the outstanding shares of COSS and certain assets of IMP in October 1995. As part of the Company's restructuring plan, the Company has discontinued the development of the Brughetti products, AIR, PURE, SLICE and DIPLOMAT. The Company acquired substantially all of the technology and other assets of the Brughetti Corporation in May 1995. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices: Cambridge, Massachusetts, Connecticut, London and Innsbruck. The Company expects to close its research and development office in Paris by the end of December 1996. The Company believes that the consolidation of personnel and technology will enhance the Company's ability to share core technologies across the product groups.

  There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  The market for the Company's systems is characterized by evolving industry standards, changing technologies and frequent new product introductions. The Company believes that its future success will be based in part on its ability to enhance its existing systems and to introduce new products and features which meet the evolving requirements of creative professionals. In addition, as a master VAR of SGI workstations, the Company obtains advance access to SGI technology which facilitates its efforts to develop compatible systems and to modify and improve existing products. If the Company were unable to obtain such advance access, it could have an adverse impact on the Company's business and results of operations.

PROPRIETARY RIGHTS

  The Company's success is dependent upon its proprietary technology. Although the Company has one patent and has 25 pending patent applications on its technology, it relies principally on unregistered copyrights and trade secrets. The Company generally seeks to enter into confidentiality agreements with its employees and license agreements with its distributors and limit access to and distribution of its systems, documentation and other proprietary information. Until recently, substantially all of the Company's systems were sold without written license agreements. There can be no assurance that the Company will not be involved in litigation with respect thereto, or that the outcome of any such litigation might not be more unfavorable to the

Company as a result of such omissions. Any such litigation could have a material adverse effect on the Company's business and results of operations. The Company uses both software and hardware keys with respect to its systems but otherwise does not copy-protect its systems. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of Canada and the United States. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software products generally may increasingly become the subject of claims that such software products infringe the rights of others.

  Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. The Company attempts to ensure that its systems and processes do not infringe any existing proprietary rights of others and is not currently involved in any litigation with respect to intellectual property rights; however, there can be no assurance that third-party claims alleging infringements will not be asserted against the Company in the future. If infringement is alleged, the Company could be required to discontinue the use of certain software code or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. Moreover, although the Company believes that its systems and technology do not infringe any existing proprietary rights of others, there may be pending or issued patents that extend to the Company's products, which, together with the growing use of patents to protect technology, increase the risk that third parties may assert infringement claims against the Company in the future. Because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

MANUFACTURING AND SUPPLIERS

  The Company has historically relied on third party vendors to manufacture and supply all of the hardware components used in the Company's systems. Manufacturing at the Company consists of assembly (including disk array assembly), testing and value-added systems integration. The Company's manufacturing staff consisted of 9 persons as of October 1, 1996.

  The Company's systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company is an authorized master VAR of workstations manufactured by SGI. The Company's agreement with SGI is subject to annual renewal in May of each year and termination by SGI for cause. The agreement with SGI has been extended through January 15, 1997 and the Company has no reason to believe that SGI will not renew such agreement. In addition, although the Company has no reason to believe that it will be unable to obtain sufficient quantities of SGI workstations on a timely basis or that its status as a master VAR will be changed, there can be no assurance that the Company will continue to be able to procure such workstations in sufficient quantities or that SGI will continue to recognize the Company as a master VAR. The success of the Company also depends, in part, on the continued market acceptance of SGI workstations, in general, and by the professional film and video industries, in particular. Although the Company intends to continue to evaluate new hardware platforms and may adapt its products as technological advances and market demands dictate, the Company believes that it will continue to derive substantially all of its revenue for the foreseeable future from the sale and maintenance of systems designed to include SGI workstations. As a result, financial, market and other developments adversely affecting SGI or the sales of workstations or the introduction or acquisition by SGI of products which are competitive with those of the Company, could have an adverse effect upon the Company's business and results of operations.

  The Company is dependent on SGI as the Company's sole source for video I/O cards used in the Company's systems. The Company also purchases electronic tablets manufactured by Wacom and believes that, while alternative suppliers are available, there can be no assurance that alternative electronic tablets would be functionally equivalent or be available on a timely basis or on similar terms. The Company generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. The Company has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that the Company will not experience significant quality control problems or supply shortages for these components in the future. The Company does not maintain an extensive inventory of these components, and an interruption in supply could have a material adverse effect on the Company's business and results of operations. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could adversely affect the Company's business and results of operations.

  The Company has no significant backlog and does not believe that its backlog at any particular point in time is indicative of future sales levels.

COMPETITION

  The market in which the Company competes is characterized by intense competition. In the real-time segment of the market the Company's FLAME system competes with Quantel Limited's ("Quantel") Henry. In certain applications in the non-real-time segment of the market the Company's FLINT system competes with Avid Technology, Inc.'s ("Avid") Illusion. The Company's INFERNO system competes with Quantel's Domino and Eastman Kodak Company's ("Kodak") Cineon. The Company's FIRE system competes with Quantel's Editbox and Sony's range of proprietary editing equipment. Many of the Company's current and prospective competitors, including Quantel, Kodak and Sony, have significantly greater financial, technical, manufacturing and marketing resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as personal computers become more powerful, software suppliers may be able to introduce products for personal computers that would be competitive with the Company's products in terms of price and performance for professional users.

  In June 1994, Microsoft Corporation acquired Softimage Inc. ("Softimage"). In March 1995, Avid announced the acquisition of Parallax Graphic Systems, Ltd. and Elastic Reality, Inc. In addition, in June 1995, SGI acquired both Alias Research Inc. and Wavefront Technologies, Inc. Although the Company believes these acquisitions have not materially affected the Company's competitive position, there can be no assurance that in the future such acquisitions will not have a material adverse effect upon the Company's business or results of operations. In addition, companies in related industries in the future may enter the Company's markets.

  The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably.

EMPLOYEES

  As of October 1, 1996, the Company had 259 full-time employees. Of such employees 87 were employed in research and development, 74 in sales, 13 in marketing, 41 in customer support, 9 in manufacturing and 35 in administration and finance. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development and marketing of the Company's systems requires knowledge of film and video production and post-production, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business and results of operations. The Company's employees are not represented by a labor union, and the Company considers its employees relations to be good.

ITEM 2. PROPERTIES

  The Company leases approximately 44,859 square feet of space at its headquarters located in Montreal, Quebec, pursuant to a lease which expires on January 31, 2003. The current annual base rent under such lease is approximately CDN$317,000 (or approximately $229,000 at July 31, 1996). As of July 31, 1996, the Company leased sales offices, research and development facilities and/or warehouse space in the United States, Brazil, France, the United Kingdom, Germany, Singapore, India, Hong Kong and Japan, pursuant to leases which expire from November 1996 through February 2003. The Company's current aggregate annual rental expense for these additional facilities is approximately $1,119,000. As part of the Company's restructuring plan, the Company has closed the following offices: the Company's Cambridge, Massachusetts sales and research and development office, its Boca Raton, Florida sales office, its Irish manufacturing and integration center (lease expired July 1996), and its Connecticut, London and Innsbruck research and development offices. The Company has relocated its sales office in New York and expects to close its research and development office in Paris by the end of December 1996. The Company is currently in the process of either sub-leasing these offices or negotiating lease buyout penalties.

  In August 1995, the Company purchased an approximately 10,000 square foot office building in London, England for use as a sales facility for approximately (Pounds)1,148,000 (or approximately $1,788,000). Subsequently, in September 1995, the Company entered into an agreement to purchase an approximately 50,000 square foot office building in Montreal, Quebec for CDN$1,730,000 (or approximately $1,250,000 at July 31, 1996). The carrying values of the Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for sale.

ITEM 3. LEGAL PROCEEDINGS

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [...] Discreet Logic Inc., et al., Case No. 978584 was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

  On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., Civ. No. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. On October 11, 1996, the plaintiff filed an amended complaint which asserts substantially the same factual allegations as the first complaint and proposes the identical class period. The complaint alleges violations of United States Federal Securities law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

  Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements, however, the Company has accrued $2,506,000 as estimated legal fees to defend against these lawsuits. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations. See Note 5 to Notes to the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended July 31, 1996 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
        MATTERS

  The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DSLGF." Public trading of the Common Shares commenced on June 30, 1995. Prior to that time, there was no public market for the Company's Common Shares. The following table sets forth the high and low sales prices for the Common Shares as reported by Nasdaq for the periods indicated:

                                                               HIGH     LOW
                                                               ----     ----
   Fiscal 1995:
     Fourth quarter (from June 30, 1995)...................... $21 3/16 $15 5/8
   Fiscal 1996:
     First quarter............................................ $ 29     $ 19
     Second quarter........................................... $32 1/4  $17 3/4
     Third quarter............................................ $28 1/4  $ 9 3/4
     Fourth quarter........................................... $10 1/4  $ 3 7/8
   Fiscal 1997:
     First quarter (through October 23, 1996)................. $ 8 5/8  $ 3 1/4

  On October 23, 1996, the last reported sale price of the Common Shares on the Nasdaq National Market was $6.38 per share. As of October 23, 1996, there were approximately 223 holders of record of the Common Shares and the Company believes that as of such date there were approximately 7,300 beneficial owners of the Common Shares, based upon information provided by the Company's transfer agent.

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At July 31, 1996, the Company could not distribute any dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                                PERIOD FROM
                                 INCEPTION
                                (SEPTEMBER
                                 10, 1991)         YEAR ENDED JULY 31
                                TO JULY 31, -----------------------------------
                                   1992      1993     1994     1995      1996
                                ----------- -------  -------  -------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Total revenues...............     $ 892    $ 2,609  $15,392  $64,549  $ 83,997
 Cost of revenues.............       143        674    8,289   29,609    49,333
                                   -----    -------  -------  -------  --------
   Gross profit...............       749      1,935    7,103   34,940    34,664
                                   -----    -------  -------  -------  --------
 Operating expenses:
  Research and
   development(1)(2)..........       107        281      625    4,037    16,902
  Sales and marketing.........       285      1,059    2,785   12,588    26,088
  General and administrative
   (3)........................       236        500    1,383    4,855    10,582
  Write-off of purchased
   research and
   development(4).............       --         --       --       --      8,500
  Restructuring expense(5)....       --         --       --       --     15,000
  Litigation and related
   settlement expense(6)(7)...       --         152    1,366      --      2,506
                                   -----    -------  -------  -------  --------
   Total operating expenses...       628      1,992    6,159   21,480    79,578
                                   -----    -------  -------  -------  --------
   Operating income (loss)....       121        (57)     944   13,460   (44,914)
Total other income (expense)..       --         (44)     (86)    (170)    2,208
                                   -----    -------  -------  -------  --------
Income (loss) before income
 taxes and minority interest..       121       (101)     858   13,290   (42,706)
Provision for income taxes....         7         12      343    5,490     1,435
                                   -----    -------  -------  -------  --------
Net income (loss) before
 minority interest............       114       (113)     515    7,800   (44,141)
Minority interest.............       --         --        32       15       --
                                   -----    -------  -------  -------  --------
   Net income (loss)..........     $ 114    $  (113) $   483  $ 7,785  $(44,141)
                                   =====    =======  =======  =======  ========
Net income (loss) per common
 share........................     $ .01    $  (.01) $   .02  $   .31  $  (1.64)
                                   =====    =======  =======  =======  ========
Weighted average common shares
 outstanding..................     9,868     20,954   23,094   24,886    26,837
                                   =====    =======  =======  =======  ========

                                                          JULY 31,
                                                -------------------------------
                                                 1993    1994    1995    1996
                                                ------  ------  ------- -------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and cash equivalents..................... $  157  $  826  $40,987 $21,658
 Working capital (deficit).....................   (275)   (382)  41,847  24,030
 Total assets..................................  2,539   9,431   76,858  80,148
 Total shareholders' equity....................    431     934   50,124  42,343

--------
(1) Research and development expenses are net of Canadian federal and provincial tax credits of $88,000, $314,000, $450,000, $545,000, and
    $711,000 for the period from inception to July 31, 1992, the years ended July 31, 1993, 1994, 1995 and 1996, respectively. See Note 7 of Notes to the Company's Consolidated Financial Statements.
(2) In the third fiscal quarter of 1996, the Company charged to operations $2,500,000 as research and development expense related to its investment in Series B convertible, voting, preferred shares of, Essential Communications due to the uncertainty regarding the reliability of the investment in the preferred shares.

(3) In Fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable, including $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements. See Note 1(f) of Notes to the Company's Consolidated Financial Statements. In addition, in the third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon its sale.
(4) As part of the Company's acquisition of COSS/IMP in October 1995, the Company charged to operations $8,500,000 of in-process research and development.
(5) In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000. See Note 17 of Notes to the Company's Consolidated Financial Statements.
(6) The results of operations for fiscal 1993 and 1994 include charges of $152,000 and $1,366,000, respectively, for litigation and related settlement expenses in connection with the Company's litigation and arbitration with Softimage. See Note 5 of Notes to the Company's Consolidated Financial Statements.
(7) The results of operations for fiscal 1996 includes a charge of $2,506,000 to operations for legal costs associated with defending the class action lawsuits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

  Discreet Logic develops, assembles, markets and supports non-linear, on-line, digital systems for creating, editing and compositing imagery and special effects for film and video. The Company was incorporated in September 1991 and in late 1991 entered into a business relationship with Animal Logic Pty. Ltd. to distribute and continue the development of Eddie, a 2D software product which accounted for substantially all the Company's revenues in fiscal 1992. In December 1992 and January 1993, the Company assigned its rights in the Eddie product line to Animal Logic Pty. Ltd. and Softimage in conjunction with the termination of the business relationship.

  In July 1992, the Company entered into an assignment agreement with Gary Tregaskis, the original developer of FLAME, under which Mr. Tregaskis assigned his rights to FLAME to the Company and became a shareholder of the Company. The Company began shipping a pre-release commercial version of FLAME in November 1992 and began full commercial shipments in January 1993. In July 1993, the Company began shipping a pre-release commercial version of FLINT, and in December 1993 began full commercial shipments. The Company began shipping a pre-release commercial version of FIRE in April 1996. The Company expects that full system functionality will be realized with the next release of FIRE which the Company expects to ship in the fourth calendar quarter of 1996. The Company also expects to commence full commercial shipments of FIRE in the fourth calendar quarter of 1996. No revenue related to FIRE was recognized in fiscal 1996. FLAME, FLINT, INFERNO and FIRE are turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by SGI, scaleable disk arrays and other peripherals.

  The Company has also targeted the broadcast market and to that end is marketing and further developing VAPOUR, a computer-based, integrated graphics system, which is used to create computer generated locales, also known as virtual sets, for news, sports and entertainment programming and FROST, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments for broadcast companies. The Company began its first commercial shipments of VAPOUR and FROST in October 1995.

  The Company's revenues consist of product revenues (including licensing of its software and resale of third party hardware) and revenues from maintenance and other services (including consulting and training). For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants.

In accordance with this statement, in cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled.

 Recent Developments

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. During the second half of fiscal 1996, the Company identified a number of difficulties and developments facing its business, including, (1) softening of market demand in its core high end visual effects market segment, (2) delays by the Company in introducing new products aimed at new market segments, (3) inventory build-up in anticipation of continued high sales in its core market segment and high growth in its new market segments, (4) expense and headcount build-up in anticipation of continued high sales in its core market segment and high growth in new market segments, (5) the disruption caused by platform changes by the Company's key supplier, and (6) greater use of third party financing by customers. In addition, during the second half of fiscal 1996, several of the Company's senior executives resigned to pursue other opportunities.

  In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, the discontinuance of certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997. The major aspects of the restructuring plan are discussed below.

  Richard Szalwinski, the Company's founder and Chairman, served as acting President and CEO from February 1995 and assumed this role officially effective July 1996 and organized the Company into three areas of executive responsibility: sales and marketing, products, and finance and administration (including operations). The Company named Graham Sharp as Senior Vice President of Sales and Marketing effective July 1996 and Francois Plamondon as Senior Vice President and Chief Financial Officer effective August 1996. Terry Higgins, the Company's Senior Vice President of Products remained in charge of product development.

  The Company's restructuring plan includes a 28% reduction, approximately 110 positions, in its workforce, bringing the Company's headcount to a level which the Company believes is more closely aligned with its current revenues. This headcount reduction commenced in the fourth quarter of fiscal 1996 and is expected to be substantially completed by the end of the first quarter of fiscal 1997. In addition, the Company has consolidated key research and development functions and personnel into its Montreal headquarters. Included in this research and development consolidation is the transitioning of the development of VAPOUR and FROST from Innsbruck, Austria to Montreal. VAPOUR and FROST are systems which the Company has been marketing and further developing since the Company obtained these systems in its acquisition of all of the outstanding shares of COSS and certain assets of IMP in October 1995. As part of the Company's restructuring plan, the Company has discontinued the development of the Brughetti products, AIR, PURE, SLICE and DIPLOMAT. The Company acquired substantially all of the technology and other assets of the Brughetti Corporation in May 1995 for approximately CDN$1,000,000 (or approximately $741,000 on the closing date of the acquisition) in cash. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices: Cambridge, Massachusetts, Connecticut, London and Innsbruck. The Company expects to close its research and development office in Paris by the end of December 1996. The Company believes that the consolidation of personnel and technology will enhance the Company's ability to share core technologies across the product groups.

  In connection with the restructuring plan, the Company has expanded and expects to further expand the number of distributors selling the Discreet Logic systems. In addition, most distributors will now be allowed to sell FLAME, INFERNO and FIRE systems as well as FLINT systems which they previously distributed.

  There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  The Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements, however, the Company has accrued $2,506,000 as estimated legal fees to defend against these lawsuits. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations. See--"Legal Proceedings" and Note 5 of Notes to the Company's Financial Statements.

  Discreet Logic's strategy is to maintain and enhance its position as a leading provider of digital systems by continuing to develop, integrate and support complete systems that include applications, networking and communications software, workstations, disk arrays and other peripherals. The Company seeks to expand the range of creative professional;s served by the Company and, by leveraging its technology base, customer relationships and existing reputation to extend its product line to include other aspects of the content creation process. The Company's goal is to pursue this strategy while implementing and maintaining the cost containment, product refocus and efficiency measures outlined in the restructuring plan.

 Recent Acquisitions

  On October 24, 1995, the Company acquired all of the outstanding shares of COSS and certain assets of IMP related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. The purchase price for the shares of COSS was $3,000,000 in cash plus 300,000 Common Shares of the Company. In addition, the Company agreed to pay an additional $500,000 in cash as contingent purchase price in the event COSS received orders for and licensed a certain number of VAPOUR systems by April 1996, as defined. The purchase price for the IMP assets was $2,000,000 in cash. During fiscal 1996, the Company paid the contingent purchase price, which was accounted for as an additional purchase price and allocated to goodwill.

  The acquisition was accounted for as a purchase and accordingly the purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $8,500,000 of in process research and development and charged to operations in the first quarter of fiscal 1996, and approximately $3,200,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated lives of 5 years.Under the restructuring plan, the Company has transitioned the technology and the related research and development operations from Innsbruck, Austria to Montreal, Canada. Accordingly, the unamortized balance of goodwill of approximately $1.8 million was charged to restructuring expense.

  On April 15, 1996, the Company purchased newly issued Series B convertible, voting, preferred shares of a privately held company, Essential Communications Corporation, representing approximately 20% of the voting shares. The $2,500,000 investment has been expensed in the third fiscal quarter of 1996 as research and development expense due to the uncertainty regarding the realizability of the investment in the preferred shares. See Note 15 of Notes to the Company's Consolidated Financial Statements.

  The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the risk of the Company's historical dependence on its FLAME and FLINT systems and related maintenance and support for substantially all of the Company's revenue; the Company's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for the Company's systems; the ability of the Company to expand its current market to include additional applications and develop new products for related markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that as the Company enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets; the risk that competitive pressures or other factors, including the Company's ability to enter into new markets, may result in significant price erosion of the Company's products; the risk of the Company's reliance on SGI for the workstations included in the Company's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting the Company's products to future SGI products; the Company's dependence on key management and technical employees; the Company's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property the risk that the Company derives a significant portion of its revenues from foreign sales; the risk that the Company will not be able to implement successfully its restructuring plan, will need to take on further restructurings or will not be profitable in the future; the risk that the Company will not be successful in its defense of the two class action lawsuits to which it has been named a defendant; the risk of quarterly fluctuations in the Company's operating results; market price fluctuations due to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and the historical fluctuations in market prices of technology companies generally; the risk that the Company's direct sales efforts may compete with those of its indirect channels; and other risks detailed from time to time in the Company's filings with the Commission, including this Form 10-K.

  Certain matters discussed in, or incorporated by reference into, this Form 10-K are forward looking statements which involve risks and uncertainties. The forward looking statements in, or incorporated by reference into, this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including, without limitation, the risks, uncertainties on other information discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors that May Affect Future Results" and elsewhere in this Form 10-K, as well as in the Company's other filings with the Commission.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                                   YEAR ENDED
                                                                 ----------------
                                                                 1994  1995  1996
                                                                 ----  ----  ----
   Total revenues............................................... 100%  100%   100%
   Cost of revenues.............................................  54    46     59
                                                                 ---   ---   ----
     Gross profit...............................................  46    54     41
                                                                 ---   ---   ----
   Operating expenses:
     Research and development...................................   4     6     20
     Sales and marketing........................................  18    19     31
     General and administrative.................................   9     8     13
     Write-off of purchased research and development............ --    --      10
     Restructuring expense...................................... --    --      18
     Litigation and related settlement expense..................   9   --       3
                                                                 ---   ---   ----
       Total operating expenses.................................  40    33     95
                                                                 ---   ---   ----
       Operating income (loss)..................................   6    21    (54)
   Total other income (expense).................................  (1)    0      3
                                                                 ---   ---   ----
   Income (loss) before income taxes and minority interest......   5    21    (51)
   Provision for income taxes...................................   2     9      2
                                                                 ---   ---   ----
   Net income (loss) before minority interest...................   3    12    (53)
   Minority interest............................................   0     0    --
                                                                 ---   ---   ----
     Net income (loss)..........................................   3%   12%  (53)%
                                                                 ===   ===   ====

 Fiscal years ended July 31, 1996 and July 31, 1995

  Total Revenues. Total revenues were $83,997,000 in fiscal 1996, an increase of 30% from $64,549,000 in fiscal 1995. Despite this increase, total revenues in fiscal 1996 were significantly below management's expectations, resulting in an operating loss of $44,914,000 in fiscal 1996 compared to operating income of $13,460,000 in fiscal 1995. The revenue shortfall was due primarily to softening of demand in the high end visual effects market segment, delays by the Company in introducing new products aimed at new market segments, as well as the announcement by SGI of a new Onyx workstation approximately two weeks prior to January 31, 1996 which caused the Company to offer substantial discounts and other favorable terms regarding its then current inventory of SGI workstations. Revenues in fiscal 1996 were also affected by a decline of 14% in sales of FLAME systems, from $52,147,000 in fiscal 1995 to $44,745,000 in fiscal 1996. The decline in FLAME sales was offset by a 93% increase in sales of FLINT systems, including software and hardware, from $7,303,000 in fiscal 1995 to $14,068,000 in fiscal 1996. This continued growth in FLINT sales is primarily a result of the release of the Indigo/2/ Impact by SGI, the Company's related release of the upgraded FLINT software, and continued market penetration. Although FLINT sales increased during fiscal 1996, FLINT revenues were less than management's expectations, primarily due to the unavailability of SGI Indigo/2/ Impact texture memory to the Company's distributors which caused customers to delay purchasing FLINT. In addition, revenues increased in fiscal 1996 as a result of sales of INFERNO, VAPOUR, and FROST systems and software, which were not sold in fiscal 1995. Full commercial shipments of INFERNO systems began in October 1995 (including the recognition in October 1995 of approximately $800,000 of previously deferred revenue of INFERNO software). The VAPOUR and FROST technology was purchased in the October 1995 acquisition of COSS/IMP. Hardware revenues, consisting primarily of the resale of SGI workstations and assembly and sale of disk arrays and other peripherals, constituted 55% and 62% of total revenues fiscal 1996 and 1995, respectively, of which 34% and 39% of total revenues, respectively, were attributable to SGI hardware. This decrease was primarily due to a higher percentage of revenues during fiscal 1996 derived from software only sales, the recognition of the previously deferred INFERNO software revenue as noted above, and the increase in support and other revenues as a percentage of total revenues in fiscal 1996 as discussed below.

  Maintenance revenues were $6,483,000 (8% of total revenues) in fiscal 1996, an increase of 178% from $2,330,000 (4% of total revenue) in fiscal 1995. Maintenance revenues increased due to the increased installed base of the Company's FLAME and FLINT systems in fiscal 1996. Other revenues were $4,829,000 (6% of total revenues) in fiscal 1996, an increase of 98% from $2,440,000 (4% of total revenue) for the same period in fiscal 1995. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. This increase was attributable to increased sales and rentals of the Company's systems in fiscal 1996.

  Revenues from customers outside of North America were $47,711,000 in fiscal 1996, an increase of 64% from $29,033,000 in fiscal 1995, and accounted for approximately 57% of total revenues in fiscal 1996, compared with approximately 45% in fiscal 1995. During fiscal 1995 and fiscal 1996, the Company expanded its direct sales force and distribution channels in Europe and the Pacific Rim at a greater rate than in North America which resulted in revenues from customers outside of North America increasing at a higher rate than revenues from customers inside North America. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold, cost of hardware service contracts, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $49,333,000 in fiscal 1996, as compared to $29,609,000 in fiscal 1995, an increase of 67%. Cost of revenues was 59% and 46% of total revenues for fiscal 1996 and 1995, respectively. The increase as a percentage of total revenues was due to fixed costs in cost of revenues being a larger percentage of revenues in fiscal 1996 due to the Company's increased support, integration and manufacturing activities in anticipation of higher revenues as well as increased discounting of the selling price of the Company's products in fiscal 1996 due to competitive pressures. In addition, the Company recorded $5,345,000 in inventory reserves to reflect estimates of net realizable value and realized lower margins on SGI workstations in fiscal 1996, primarily as a result of platform changes by SGI. Without the inventory reserves, cost of revenues in fiscal 1996 would have been 52% of total revenues.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $16,902,000 in fiscal 1996, an increase of 319% from $4,037,000 in fiscal 1995. Research and development expenses, after deducting tax credits, were 20% and 6% of total revenues for fiscal 1996 and 1995, respectively. Canadian federal and provincial tax credits were $711,000 and $545,000 for fiscal 1996 and 1995, respectively. The increases in expenditures for both periods were due primarily to the hiring of additional software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to additional purchases of development equipment required for the additional personnel. In connection with the investment in Essential Communications Corporation, the Company expensed $2,500,000 of research and development expense in its third fiscal quarter of 1996 due to the uncertainty regarding the realizability of the investment in the preferred shares. Without the write-off, research and development expenses in fiscal 1996 would have been 17% of total revenues. See Note 15 to Notes to the Company's Consolidated Financial Statements. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will decrease in absolute dollars as a result of the restructuring. Should revenues increase, the Company expects that research and development expenses will increase from its post-restructuring level.

  The Company is entitled to research and development incentives in the form of income tax credits from the Canadian federal government and from the Province of Quebec. These income tax credits are earned based upon qualified Canadian research and development salaries and other qualified research and development expenditures. The Company also earns income tax credits from the Canadian federal government based upon qualified research and development equipment purchases and has recorded such credits as a reduction of the carrying value of the equipment when such credits are realized. See Note 7 of Notes to the Company's Consolidated Financial Statements.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel and tradeshow expenses. Sales and marketing expenses were $26,088,000 in fiscal 1996, an increase of 107% from $12,588,000 in fiscal 1995. Sales and marketing expenses as a percentage of total revenues were 31% and 19% for fiscal 1996 and 1995, respectively. These increases resulted primarily from the continued expansion of the Company's direct sales organization, including the opening of domestic sales offices and foreign subsidiaries, the payment of sales commissions on increasing sales volumes and increased presence at major tradeshows. The Company expects that sales and marketing expenses will decrease in absolute dollars as a result of the restructuring. Should revenues increase, the Company expects that sales and marketing expenses will increase from its post-restructuring level.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful uncollectible accounts receivable. General and administrative expenses were $10,582,000 in fiscal 1996, an increase of 118% from $4,855,000 in fiscal 1995. General and administrative expenses as a percentage of total revenues were 13% and 8% for fiscal 1996 and 1995, respectively. These increases resulted from hiring several senior executive officers, as well as additional finance, accounting and administrative personnel. The increase also reflected general salary increases, increased occupancy expenses as the Company hired additional staff and increased professional fees and insurance premiums associated with the growth of the Company's infrastructure. In addition, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable in fiscal 1996, including

$830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements implemented in the third and fourth fiscal 1996 quarters. See Note 1(f) of Notes to the Company's Consolidated Financial Statements. Also, in its third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon sale. The Company expects that general and administrative expenses will decrease in absolute dollars as a result of the restructuring. Should revenues increase, the Company expects that general and administrative expenses will increase from its post-restructuring level.

  Charge for Purchased Research and Development. In connection with the COSS/IMP acquisition, the Company expensed $8,500,000 of in process research and development. This write-off represented approximately 10% of total revenues for fiscal 1996. See Note 15 of Notes to the Company's Consolidated Financial Statements.

  Restructuring Expense. In the fourth quarter of fiscal 1996, the Company recorded a restructuring expense of $15,000,000, representing approximately 18% of total revenues for the fiscal 1996. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, the discontinuance of certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997. See Note 17 to Notes of the Company's Consolidated Financial Statements.

  Litigation. In the three months ended July 31, 1996, the Company provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. See Note 5 of Notes to the Company's Consolidated Financial Statements.

  Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income.

  Provision for Income Taxes. The Company's provision for income taxes for fiscal 1996 was $1,435,000 compared to $5,490,000 for fiscal 1995. The provision/benefit for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits, the effect of not utilizing foreign subsidiaries' tax losses and the effect of the foreign taxes. In fiscal 1996, the Company has $27,460,000 of foreign net cumulative operating loss carryforwards which may be available to reduce further income tax liabilities in those jurisdictions. The tax benefits of those tax carryforwards have not been recognized due to the uncertainty of realizing the future tax benefit. See Note 11 of Notes to the Company's Consolidated Financial Statements.

 Fiscal years ended July 31, 1995 and July 31, 1994

  Total Revenues. Total revenues were $64,549,000 in fiscal 1995, an increase of 319% from $15,392,000 in fiscal 1994. Revenues from the sale of FLAME systems, including hardware and software, were $52,147,000 in fiscal 1995, an increase of 305% from $12,883,000 in fiscal 1994. The increase in FLAME system revenues during this period was primarily due to increased acceptance of FLAME in the marketplace and expansion of the Company's marketing and distribution activities. Revenues from the sale of FLINT systems, including hardware and software, were $7,303,000 in fiscal 1995, an increase of 384% from $1,509,000 in fiscal 1994. Full commercial shipments of FLINT systems began in December 1993. Revenues from other software products were $329,000 in fiscal 1995. These products were not sold in fiscal 1994 and are not expected to generate significant revenues in the future. Hardware revenues, consisting primarily of the resale of SGI workstations and assembly and sale of disk arrays and other peripherals, constituted 62% and 63% of total revenues in fiscal 1995 and 1994, respectively, of which 39% and 45% of total revenues, respectively, were attributable to SGI hardware. This decrease was primarily due to an increase in software list prices in May 1995 combined with a higher percentage of revenues during the quarter ended July 31, 1995, derived from software only sales.

  Maintenance revenues were $2,330,000 in fiscal 1995 (4% of total revenues), compared to $485,000 in fiscal 1994 (3% of total revenues), an increase of 380%. Other revenues were $2,440,000 in fiscal 1995, an increase of 374% from $515,000 in fiscal 1994. Other revenues for fiscal 1995 and 1994 consisted primarily of systems integration and training services provided to customers. These increases were attributable to increased sales of the Company's FLAME and FLINT systems, primarily due to increased market acceptance of FLAME and the commencement of full commercial shipments of FLINT in December 1993.

  Revenues from customers outside of North America were $29,033,000 in fiscal 1995, an increase of 617% from $4,048,000 in fiscal 1994, and accounted for approximately 45% of total revenues in fiscal 1995, compared with approximately 26% in fiscal 1994. The increase in revenues from customers outside North America was attributable to increased sales of the Company's FLAME and FLINT systems. In the first half of fiscal 1995, the Company expanded its direct sales force and distribution channels in Europe and the Pacific Rim which resulted in revenues from customers outside of North America increasing at a significantly higher rate than revenues from customers inside North America.

  Cost of Revenues. Cost of revenues was $29,609,000 for fiscal 1995 as compared to $8,289,000 for fiscal 1994, an increase of 257%. Cost of revenues was 46% and 54% of total revenues for fiscal 1995 and 1994, respectively. The decrease as a percentage of total revenues resulted from higher margins on SGI workstations as the Company was able to take advantage of pricing discounts as a master VAR and a higher percentage of total revenues from customers outside of North America where the Company has a lower associated cost of revenues.

  Research and Development. Expenditures for research and development, after deducting Canadian federal and provincial tax credits discussed below, were $4,037,000 for fiscal 1995, an increase of 546% from $625,000 for fiscal 1994. The Company has recorded $545,000 and $450,000 of such tax credits revenues for fiscal 1995 and 1994, respectively, as a reduction of research and development expenses. The increase was due primarily to the hiring of additional software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to additional purchases of development equipment required for the additional personnel. Research and development expenses, after deducting tax credits, were 6% and 4% of total revenues for fiscal 1995 and 1994, respectively.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel and tradeshow expenses. Sales and marketing expenses were $12,588,000 for fiscal 1995, an increase of 352% from $2,785,000 for fiscal 1994. The increase resulted primarily from the continued expansion of the Company's direct sales organization including the opening of domestic sales offices and foreign subsidiaries, the payment of sales commissions on increasing sales volumes and increased presence at major tradeshows. Sales and marketing expenses as a percentage of total revenues were 19% and 18% for fiscal 1995 and 1994, respectively.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems and other administrative functions of the Company. General and administrative expenses were $4,855,000 for fiscal 1995, an increase of 251% from $1,383,000 for fiscal 1994. The increase resulted from hiring a new President and Chief Executive Officer and a Vice President and Chief Financial Officer, as well as additional finance, accounting and administrative personnel, as the Company's sales increased. The increase also reflected general salary increases, increased occupancy expenses as the Company hired additional staff and increased professional fees and insurance premiums associated with the growth of the Company's infrastructure. General and administrative expenses as a percentage of total revenues were 8% and 9% for fiscal 1995 and 1994, respectively.

  Minority Interest. The minority interest for fiscal 1995 and 1994 represented the 25% minority interest in Discreet Logic (UK) Limited, which interest was purchased by the Company on February 28, 1995.

  Provision for Income Taxes. The Company's provision for income taxes for fiscal 1995 and 1994 was $5,490,000 and $343,000, respectively. The provision for both years was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. See Note 11 of Notes to the Company's Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
  The following tables set forth certain quarterly financial data for each of the eight most recent quarters in the period ended July 31, 1996, together with such data as a percentage of total revenues. The quarterly information presented is unaudited. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the annual audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                              QUARTER ENDED
                          -----------------------------------------------------------------------------------------
                          OCTOBER 31, JANUARY 31, APRIL 30,  JULY 31,  OCTOBER 31, JANUARY 31, APRIL 30,  JULY 31,
                             1994        1995       1995       1995       1995        1996       1996       1996
                          ----------- ----------- ---------  --------  ----------- ----------- ---------  ---------
                                                              (IN THOUSANDS)
Total revenues..........   $ 11,016    $ 13,734   $ 17,579   $ 22,219   $ 25,044    $ 25,225   $  14,677  $  19,052
Cost of revenues........      5,521       6,099      8,189      9,800     10,564      13,752      12,008     13,009
                           --------    --------   --------   --------   --------    --------   ---------  ---------
  Gross profit..........      5,495       7,635      9,390     12,419     14,480      11,473       2,669      6,043
                           --------    --------   --------   --------   --------    --------   ---------  ---------
Operating expenses:
 Research and
  development...........        553         755      1,086      1,643      2,371       3,522       6,567      4,442
 Sales and marketing....      1,326       2,961      3,346      4,955      5,433       6,153       7,224      7,278
 General and
  administrative........      1,036         877      1,308      1,633      1,542       2,022       4,016      3,002
 Write-off of purchased
  research and
  development...........        --          --         --         --       8,500         --          --         --
 Restructuring expense..        --          --         --         --         --          --          --      15,000
 Litigation and Related
  Settlement Expenses...        --          --         --         --         --          --          --       2,506
                           --------    --------   --------   --------   --------    --------   ---------  ---------
  Total operating
   expenses.............      2,915       4,593      5,740      8,231     17,846      11,697      17,807    (32,228)
                           --------    --------   --------   --------   --------    --------   ---------  ---------
  Operating income
   (loss)...............      2,580       3,042      3,650      4,188     (3,366)       (224)    (15,138)   (26,185)
                           --------    --------   --------   --------   --------    --------   ---------  ---------
Total other income
 (expense)..............        (25)         94       (191)       (48)       275       1,495      (1,334)     1,771
                           --------    --------   --------   --------   --------    --------   ---------  ---------
Income (loss) before
 income taxes and
 minority interest......      2,555       3,136      3,459      4,140     (3,091)      1,271     (16,472)   (24,414)
Provision (benefit) for
 income taxes...........      1,073       1,317      1,453      1,647      2,117         496      (1,363)       186
                           --------    --------   --------   --------   --------    --------   ---------  ---------
Net income (loss) before
 minority interest......      1,482       1,819      2,006      2,493     (5,208)        775     (15,109)   (24,600)
Minority interest.......          2          13          0        --         --          --          --         --
                           --------    --------   --------   --------   --------    --------   ---------  ---------
  Net income (loss).....   $  1,480    $  1,806   $  2,006   $  2,493   $ (5,208)   $    775   $ (15,109) $ (24,600)
                           ========    ========   ========   ========   ========    ========   =========  =========

                                                              QUARTER ENDED
                          -------------------------------------------------------------------------------------
                          OCTOBER 31, JANUARY 31, APRIL 30, JULY 31, OCTOBER 31, JANUARY 31, APRIL 30, JULY 31,
                             1994        1995       1995      1995      1995        1996       1996      1996
                          ----------- ----------- --------- -------- ----------- ----------- --------- --------
Total revenues..........      100%        100%       100%     100%       100%        100%       100%      100%
Cost of revenues........       50          44         47       44         42          55         82        68
                              ---         ---        ---      ---        ---         ---       ----      ----
  Gross profit..........       50          56         53       56         58          45         18        32
                              ---         ---        ---      ---        ---         ---       ----      ----
Operating expenses:
 Research and
  development...........        5           6          6        7          9          14         45        23
 Sales and marketing....       12          22         19       23         22          24         49        38
 General and
  administrative........       10           6          8        7          6           8         27        16
 Write-off of purchased
  research and
  development ..........      --          --         --       --          34         --         --        --
                              ---         ---        ---      ---        ---         ---       ----      ----
 Restructuring expense..      --          --         --       --         --          --         --         79
 Litigation and Related
  Settlement Expenses...      --          --         --       --         --          --         --         13
                              ---         ---        ---      ---        ---         ---       ----      ----
  Total operating
   expenses.............       27          34         33       37         71          46        121       169
                              ---         ---        ---      ---        ---         ---       ----      ----
  Operating income
   (loss)...............       23          22         20       19        (13)         (1)      (103)     (137)
                              ---         ---        ---      ---        ---         ---       ----      ----
Total other income
 (expense)..............        0           0         (1)       0          1           6         (9)        9
                              ---         ---        ---      ---        ---         ---       ----      ----
Income (loss) before
 income taxes and
 minority interest......       23          22         19       18        (12)          5       (112)     (128)
Provision (benefit) for
 income taxes...........       10           9          8        7          9           2         (9)        1
                              ---         ---        ---      ---        ---         ---       ----      ----
Net income (loss) before
 minority interest......       13          13         11       11        (21)          3       (103)     (129)
Minority interest.......        0           0          0      --         --          --         --        --
                              ---         ---        ---      ---        ---         ---       ----      ----
  Net income (loss).....       13%         13%         1%      11%       (21)%         3%      (103)%    (129)%
                              ===         ===        ===      ===        ===         ===       ====      ====

  The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of FLAME systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. The Company has generally experienced, and in the future believes that it should experience greater revenues, during its third and fourth fiscal quarters following the completion of NAB, which is typically held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of July 31, 1996, the Company had cash of approximately $21,658,000. The Company has a revolving demand line of credit with a bank under which the Company may borrow up to CDN$3,600,000 (approximately $2,619,000 at July 31, 1996). Advances under the line are based on 75-90% of accounts receivable balances and 60% of Canadian federal and provincial research and development grants. The line accrues interest monthly at prime (6.25% at July 31, 1996) plus 1%. Additionally, the Company has a CDN$600,000 (or approximately $436,000 at July 31, 1996) demand leasing facility. The line and leasing facility are secured by essentially all assets of the Company. As additional security, the Company assigned to the bank its insurance on all the Company's assets, its insurance on the lives of its key executives and its Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of July 31, 1996, there were no amounts were outstanding under the line of credit or the demand leasing facility. The Company is in breach of certain financial covenants and does not plan to obtain a waiver; therefore these credit facilities are not available.

  The Company's operating activities, including research and development tax credits, used cash of $24,425,000 in fiscal 1996 and provided cash of $8,304,000 and $934,000 in fiscal 1995 and 1994, respectively. The principal uses of cash in fiscal 1996 were the funding of the operating loss, the increase in accounts receivable, the increase in inventory and an income tax receivable compared to an income tax payable at the end of fiscal 1995. Accounts receivable increased during fiscal 1996 as a result of the Company extending favorable payment terms (i.e. reduced initial deposits and longer than normal payment terms) in January to existing customers with timely payment histories as an enticement to purchase the current SGI Onyx workstation. Due to competitive pressures, the Company offered customers more favorable payment terms in the form of lower initial deposits than in prior fiscal years. Inventory increased during fiscal 1996, as a result of the Company's purchase of inventory to meet anticipated sales in the fiscal quarter ended April 30, 1996. Net cash provided in fiscal 1995 and 1994 was composed primarily of net income plus depreciation and amortization and increases in customer deposits, deferred revenue and accounts payable. Deferred revenue represents amounts received from customers for post contract customer support, software upgrades and computer hardware and software in advance of revenue recognition by the Company. Deferred revenue will fluctuate based upon the level of sales as well as the timing of the shipment of software product upgrades and hardware.

  The Company's investing activities used cash of $24,223,000, $6,754,000 and $169,000 in fiscal 1996, 1995 and 1994 respectively. The principal uses of cash in fiscal 1996 was for the acquisition of COSS/IMP

(approximately $5,545,000), the purchase of land and an office building in London, England ((Pounds)1,148,000, or approximately $1,788,000), the purchase of land and an office building in Montreal, Quebec for CDN$1,730,000 (or approximately $1,250,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements and furniture and fixtures used in the operation of the Company's business. The principal uses of cash in fiscal 1995 and 1994 were the purchase of computer equipment and software and general office equipment used in the operation of the Company's business, and in 1995, leasehold improvements and furniture and fixtures.

  Financing activities provided cash of $30,310,000 and $38,319,000 in fiscal 1996 and 1995, respectively. In fiscal 1996, cash provided by financing activities was primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises. In fiscal 1995, cash provided by financing activities was primarily from the receipt of the net proceeds of the Company's initial public offering. Cash used by financing activities for the year ended July 31, 1994 was $52,000, primarily due to payments of capital lease obligations.

  The Company incurred $15,871,000 and $6,239,000 of capital expenditures during fiscal 1996 and 1995 respectively, consisting primarily of computer equipment, software and general office equipment and leasehold improvements. In August 1995, the Company purchased an office building and related land in London, England. The Company incurred (Pounds)715,000 (or approximately $1,114,000) in capital expenditures in fiscal 1996 for the refitting of the London property and expects to incur approximately (Pounds)725,000 (or approximately $1,129,000 as of July 31, 1996) of such costs in fiscal 1997. In fiscal 1996, the Company purchased an office building in Montreal, Quebec. The carrying values of the Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for sale. As of July 31, 1996, the Company did not have any material commitments for capital expenditures.

  The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financings. The Company is undergoing a restructuring intended to decrease future operating expenses, however there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below in Certain Factors That May Affect Future Results, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, the implementation of the restructuring plan, the portion of revenues from customers outside North America, decreases in the actual dollar amount of research and development, sales and marketing and general and administrative expenses and statements regarding the adequacy of cash to meet operations), "Business--Overview and Recent Developments," "--Other Products and Products Under Development," "--Marketing and Sales," "--Proprietary Rights," "-- Manufacturers and Suppliers," "--Competition," "--Employees" and "Legal Proceedings" which are not historical facts may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in this section and elsewhere in this Form 10-K, as well as from time to time in the Company's other filings with Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company has derived substantially all of its historical revenue from sales of FLAME and FLINT systems and related maintenance and support services. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete financially. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations.

  The Company's systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. The Company relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rates changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as Company's direct sales efforts may compete with those of its indirect channels. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

  The Company is in the process implementing a restructuring plan. There can be no assurance that the Company will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  As discussed in Note 5 to the accompanying Consolidated Financial Statements, the Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial

Statements, however, the Company has accrued $2,506,000 as estimated legal fees to defend against these lawsuits. There can be no assurance that the ultimate outcome of these matters will not have a material adverse affect on the Company's business and results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-24 and S-1 through S-2, respectively, of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10.DIRECTORS AND OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Registrant's definitive proxy statement of the Registrant's 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

  Certain information concerning directors and executive officers of the Registrant is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Registrant's Definitive Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION

  Information concerning executive compensation is hereby incorporated by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the heading "Management and Principal Holders of Voting Securities" in the Definitive Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                           PAGE
                                                                           ----
DISCREET LOGIC INC. AND SUBSIDIARIES
  Report of Arthur Andersen & Cie......................................... F-2
  Consolidated Balance Sheets............................................. F-3
  Consolidated Statements of Operations................................... F-4
  Consolidated Statements of Shareholders' Equity......................... F-5
  Consolidated Statements of Cash Flows................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7
  (A)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES
  The following Financial Statement Schedules of the Registrant are filed as part of this report:
  Report of Arthur Andersen & Cie......................................... S-1
  Schedule II--Valuation and Qualifying Accounts.......................... S-2

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (A)(3) INDEX TO EXHIBITS

  See attached Index to Exhibits on pages X-1 through X-3 of this Form 10-K.

  (B) REPORTS ON FORM 8-K

  Not applicable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Discreet Logic Inc.

Date: October 29, 1996                    By: _________________________________
                                               RICHARD J. SZALWINSKI CHIEF
                                                    EXECUTIVE OFFICER

                       POWER OF ATTORNEY AND SIGNATURES

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Szalwinski and Francois Plamondon, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                             TITLE               DATE
               ---------                             -----               ----

    /s/ Richard J. Szalwinski            Chief Executive Officer,   October 29, 1996
--------------------------------------    Chairman of the Board
         RICHARD J. SZALWINSKI            of Directors (Principal
                                          Executive Officer)



     /s/ Francois Plamondon
--------------------------------------   Vice President, Chief      October 29, 1996
           FRANCOIS PLAMONDON             Financial Officer,
                                          Treasurer and Secretary
                                          (Principal Financial
                                          and Accounting Officer)


       /s/ Thomas Cantwell               Director and Authorized    October 29, 1996
--------------------------------------    U.S. Representative
            THOMAS CANTWELL


      /s/ Gary G. Tregaskis              Director                   October 29, 1996
--------------------------------------
           GARY G. TREGASKIS

       /s/ Robert J. Hogan               Director                   October 29, 1996
--------------------------------------
            ROBERT J. HOGAN

      /s/ Brian P. Drummond              Director                   October 29, 1996
--------------------------------------
           BRIAN P. DRUMMOND

       /s/ Perry M. Simon                Director                   October 29, 1996
--------------------------------------
             PERRY M. SIMON


                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
DISCREET LOGIC INC. AND SUBSIDIARIES
  Report of Arthur Andersen & Cie.......................................... F-2
  Consolidated Balance Sheets.............................................. F-3
  Consolidated Statements of Operations.................................... F-4
  Consolidated Statements of Shareholders' Equity.......................... F-5
  Consolidated Statements of Cash Flows.................................... F-6
  Notes to Consolidated Financial Statements............................... F-7

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

  We have audited the consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries at July 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discreet Logic Inc. and subsidiaries as at July 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in accordance with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen & Cie
                                          Chartered Accountants

Montreal, Canada
September 13, 1996

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN U.S. DOLLARS)

                                                              JULY 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
                       ASSETS
Current Assets:
 Cash and cash equivalents...........................  $40,987,081  $21,658,051
 Accounts receivable (less reserves for doubtful
  accounts of $431,000 and $3,649,000, respectively).   15,019,113   16,073,788
 Inventory--
  Resale.............................................    6,361,375   11,555,525
  Demonstration......................................    3,200,571    4,273,961
 Income taxes receivable.............................          --     3,191,291
 Other current assets................................    1,751,536    3,640,143
                                                       -----------  -----------
                                                        67,319,676   60,392,759
Property and equipment--less accumulated depreciation
 and amortization....................................    6,759,284   10,037,064
Deferred income taxes................................    2,218,123    4,721,578
Other assets.........................................      561,092    1,139,993
Assets held for resale...............................          --     3,856,348
                                                       -----------  -----------
                                                       $76,858,175  $80,147,742
                                                       ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable....................................  $15,534,679  $ 9,350,969
 Accrued expenses....................................    2,389,464   19,599,077
 Deferred revenue....................................    3,808,107    4,769,506
 Customer deposits...................................      810,807    2,618,061
 Due to related parties..............................      101,313       25,535
 Income taxes payable................................    2,578,994          --
 Current portion of obligation under capital leases..      249,694          --
                                                       -----------  -----------
                                                        25,473,058   36,363,148
                                                       -----------  -----------
Deferred income taxes................................    1,260,664    1,441,578
                                                       -----------  -----------
Commitments and Contingencies (Notes 5, 12 and 17)
Shareholders' Equity:
 Preferred shares--no par value
  Authorized--unlimited number of shares
  Issued and outstanding--none.......................          --           --
 Common shares--no par value
  Authorized--unlimited number of shares
  Issued and outstanding--25,166,860 shares at July
   31, 1995 and 27,699,426 shares at July 31, 1996...   43,232,545   78,922,914
 Retained earnings (deficit).........................    8,257,782  (35,883,399)
 Share subscriptions receivable......................   (1,645,000)         --
 Cumulative translation adjustment...................      279,126     (696,499)
                                                       -----------  -----------
   Total shareholders' equity........................   50,124,453   42,343,016
                                                       -----------  -----------
                                                       $76,858,175  $80,147,742
                                                       ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (AMOUNTS IN U.S. DOLLARS)

                                                 YEARS ENDED JULY 31,
                                         --------------------------------------
                                            1994         1995          1996
                                         -----------  -----------  ------------
Total revenues.........................  $15,391,636  $64,548,611  $ 83,997,447
Cost of revenues.......................    8,288,783   29,608,946    49,333,071
                                         -----------  -----------  ------------
    Gross profit.......................    7,102,853   34,939,665    34,664,376
                                         -----------  -----------  ------------
Operating expenses:
  Research and development, net of tax
   credits of $450,000, $545,000 and
   $711,000, respectively..............      624,760    4,036,926    16,902,432
  Sales and marketing..................    2,785,148   12,588,110    26,088,163
  General and administrative...........    1,383,362    4,854,261    10,581,670
  Write-off of purchased research and
   development (Note 15)...............          --           --      8,500,000
  Restructuring expense (Note 17)......          --           --     15,000,000
  Litigation and related settlement
   expenses (Note 5)...................    1,365,513          --      2,506,203
                                         -----------  -----------  ------------
    Total operating expenses...........    6,158,783   21,479,297    79,578,468
                                         -----------  -----------  ------------
    Operating income (loss)............      944,070   13,460,368   (44,914,092)
                                         -----------  -----------  ------------
Other income (expense):
  Interest income......................       14,948      218,976     2,258,705
  Interest expense.....................      (55,226)    (222,103)     (229,579)
  Foreign currency exchange gain
   (loss)..............................      (45,494)    (167,224)      178,620
                                         -----------  -----------  ------------
    Total other income (expense).......      (85,772)    (170,351)    2,207,746
                                         -----------  -----------  ------------
  Income (loss) before income taxes and
   minority interest...................      858,298   13,290,017   (42,706,346)
Provision for income taxes.............      343,159    5,490,197     1,434,835
                                         -----------  -----------  ------------
  Net income (loss) before minority
   interest............................      515,139    7,799,820   (44,141,181)
Minority interest......................       31,653       14,725           --
                                         -----------  -----------  ------------
  Net income (loss)....................  $   483,486  $ 7,785,095  $(44,141,181)
                                         ===========  ===========  ============
Net income (loss) per common and common
 equivalent share......................  $       .02  $       .31  $      (1.64)
                                         ===========  ===========  ============
Weighted average common shares
 outstanding...........................   23,093,070   24,885,670    26,836,834
                                         ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (AMOUNTS IN U.S. DOLLARS)

                                                    RETAINED        SHARE     CUMULATIVE      TOTAL
                           COMMON                   EARNINGS    SUBSCRIPTIONS TRANSLATION SHAREHOLDERS'
                           SHARES      AMOUNT      (DEFICIT)     RECEIVABLE   ADJUSTMENT     EQUITY
                         ----------  -----------  ------------  ------------- ----------- -------------
Balance, July 31, 1993.. 18,520,000  $   547,910  $        826   $   (89,730)  $ (27,691) $    431,315
 Issuance of common
  shares................  3,200,000      148,148           --       (148,148)        --            --
 Collection of share
  subscriptions
  receivable............        --           --            --         89,730         --         89,730
 Redemption of common
  shares................   (544,000)        (187)      (11,625)          --          --        (11,812)
 Net income.............        --           --        483,486           --          --        483,486
 Change in cumulative
  translation
  adjustment............        --           --            --            --      (58,806)      (58,806)
                         ----------  -----------  ------------   -----------   ---------  ------------
Balance, July 31, 1994.. 21,176,000      695,871       472,687      (148,148)    (86,497)      933,913
 Issuance of common
  shares net of issuance
  costs of $4,893,657
  and related tax effect
  of $1,713,000.........  4,250,788   40,906,450           --            --          --     40,906,450
 Issuance of common
  shares in exchange for
  minority interest
  (Note 2(a))...........     18,000       44,659           --            --          --         44,659
 Exercise of common
  stock options.........  1,172,072    1,652,694           --     (1,645,000)        --          7,694
 Repurchase of common
  shares................ (1,450,000)     (67,129)          --         67,129         --            --
 Collection of share
  subscriptions
  receivable............        --           --            --         81,019         --         81,019
 Net income.............        --           --      7,785,095           --          --      7,785,095
 Change in cumulative
  translation
  adjustment............        --           --            --            --      365,623       365,623
                         ----------  -----------  ------------   -----------   ---------  ------------
Balance, July 31, 1995.. 25,166,860   43,232,545     8,257,782    (1,645,000)    279,126    50,124,453
 Issuance of common
  shares net of issuance
  costs of $1,988,202
  and related tax effect
  of $775,399...........    970,920   28,157,527           --            --          --     28,157,527
 Exercise of common
  stock options.........  1,244,918    1,230,734           --            --          --      1,230,734
 Issuance of shares
  through Employee Stock
  Purchase Plan.........     16,728      302,108           --            --          --        302,108
 Issuance of shares to
  COSS (Note 15(b)).....    300,000    6,000,000           --            --          --      6,000,000
 Collection of share
  subscriptions
  receivable............        --           --            --      1,645,000         --      1,645,000
 Net loss...............        --           --    (44,141,181)          --          --    (44,141,181)
 Change in cumulative
  translation
  adjustment............        --           --            --            --     (975,625)     (975,625)
                         ----------  -----------  ------------   -----------   ---------  ------------
Balance, July 31, 1996.. 27,699,426  $78,922,914  $(35,883,399)  $       --    $(696,499) $ 42,343,016
                         ==========  ===========  ============   ===========   =========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (AMOUNTS IN U.S. DOLLARS)

                                                 YEARS ENDED JULY 31,
                                          -------------------------------------
                                             1994        1995          1996
                                          ----------  -----------  ------------
Operating activities:
 Net income (loss)......................  $  483,486  $ 7,785,095  $(44,141,181)
 Adjustments to reconcile net income
  (loss) to cash provided by operating
  activities--
 Depreciation and amortization..........     242,755    1,674,858     6,276,139
 Deferred income taxes..................     102,046      652,512    (2,072,789)
 Loss (gain) on sale of fixed assets....     (25,319)      (7,080)       31,819
 Write off of in process research and
  development...........................         --           --      8,500,000
 Write off of assets for restructuring..         --           --      5,510,237
 Write off of investment in Essential
  Communications, Inc...................         --           --      2,500,000
 Increase in minority interest..........      31,653       14,725           --
 Changes in assets and liabilities--
  Accounts receivable...................  (3,743,276) (10,786,522)   (1,100,199)
  Inventory.............................  (1,434,513)  (7,692,451)   (6,088,107)
  Income taxes receivable...............    (176,989)     523,924    (2,718,204)
  Other current assets..................    (236,400)  (1,326,134)   (1,917,776)
  Accounts payable......................   3,533,367   11,388,728    (6,183,710)
  Accrued expenses......................     884,260    1,367,536    16,865,069
  Deferred revenue......................     279,227    2,595,168       961,399
  Income taxes payable..................         --     2,553,153    (2,578,994)
  Customer deposits.....................     732,750      (81,883)    1,807,254
  Due to related parties................     261,200     (357,756)      (75,778)
                                          ----------  -----------  ------------
  Net cash provided by (used in)
   operating activities.................     934,247    8,303,873   (24,424,821)
                                          ----------  -----------  ------------
Investing activities:
 Purchase of property and equipment.....    (306,476)  (6,239,422)  (15,870,636)
 Proceeds from disposal of property and
  equipment.............................     137,207       69,800       212,719
 Increase in other assets...............         --      (584,794)     (519,841)
 Cash paid for purchase of Essential
  Communications, Inc...................         --           --     (2,500,000)
 Cash paid for COSS/IMP acquisition and
  related costs.........................         --           --     (5,544,848)
                                          ----------  -----------  ------------
 Net cash used in investing activities..    (169,269)  (6,754,416)  (24,222,606)
                                          ----------  -----------  ------------
Financing activities:
 Proceeds from the issuance of common
  shares, net of issuance costs.........         --    39,193,450    27,382,128
 Proceeds from the exercise of stock
  options...............................         --         7,694     1,230,734
 Proceeds from the employee stock
  purchase plan.........................         --           --        302,108
 Payment of capital lease obligations...    (130,146)    (963,500)     (249,699)
 Proceeds from subscriptions receivable.      89,730       81,019     1,645,000
 Redemption of common shares............     (11,812)         --            --
                                          ----------  -----------  ------------
 Net cash provided by (used in)
  financing activities..................     (52,228)  38,318,663    30,310,271
                                          ----------  -----------  ------------
Foreign exchange effect on cash.........     (43,305)     292,516      (991,874)
                                          ----------  -----------  ------------
Increase (decrease) in cash and cash
 equivalents............................     669,445   40,160,636   (19,329,030)
Cash and cash equivalents, beginning of
 year...................................     157,000      826,445    40,987,081
                                          ----------  -----------  ------------
Cash and cash equivalents, end of year..  $  826,445  $40,987,081  $ 21,658,051
                                          ==========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Interest paid during the year..........  $   32,008  $   203,038  $    229,610
 Income taxes paid during the year......      18,649      974,569     8,823,579
Supplemental disclosure of noncash
 financing and investing activities:
 Issuance of common shares in exchange
  for subscriptions receivable..........     148,148    1,645,000           --
 Issuance of common shares to COSS......         --           --      6,000,000
 Property and equipment acquired under
  capital leases........................     930,411      416,671           --
 Issuance of common shares in exchange
  for minority interest.................         --        44,659           --
 Reduction of share subscriptions
  receivable............................         --        67,129           --
 Deferred tax asset recorded in
  connection with share issuance costs..         --     1,713,000       775,399
                                          ----------  -----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AMOUNTS IN U.S. DOLLARS)

(1) OPERATIONS

  Discreet Logic Inc. ("the Company") was incorporated under Part 1A of the Quebec Companies Act on September 10, 1991. The Company and its subsidiaries develop, assemble, market and support non-linear, on-line, digital systems for creating, editing and compositing imagery and special visual effects for film and video. The Company's systems are utilized by creative professionals, for a variety of applications, including feature films, television programs, commercials, music videos, interactive game production and live broadcasting.

  Discreet Logic sells its systems and other products through its direct sales organization, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles and New York and field representatives based in Boston, San Francisco, Atlanta and Chicago. In fiscal 1996 the Company opened sales offices in India, Hong Kong and Japan. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore and Brazil and through a network of distributors in 34 countries.

  The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the risk of the Company's historical dependence on its FLAME and FLINT systems and related maintenance and support for substantially all of the Company's revenue; the Company's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for the Company's systems; the ability of the Company to expand its current market to include additional applications and develop new products for related markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that as the Company enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets; the risk that competitive pressures or other factors, including the Company's ability to enter into new markets, may result in significant price erosion of the Company's products; the risk of the Company's reliance on SGI for the workstations included in the Company's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting the Company's products to future SGI products; the Company's dependence on key management and technical employees; the Company's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property; the risk that the Company derives a significant portion of its revenues from foreign sales; the risk that the Company will not be able to implement successfully its restructuring plan, will need to take on further restructurings or will not be profitable in the future; the risk that the Company will not be successful in its defense of the two class action lawsuits to which it has been named a defendant; the risk of quarterly fluctuations in the Company's operating results; market price fluctuations due to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and the historical fluctuations in market prices of technology companies generally; the risk that the Company's direct sales efforts may compete with those of its indirect channels; and other risks detailed from time to time in the Company's filings with the Commission, including this Form 10-K.

  The Company believes that with its currrent level of working capital together with funds generated from operations, it has adequate sources of cash to meet its operational and capital expenditure requirements through fiscal 1997.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(2) SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of the following significant accounting policies, as described below and elsewhere in the notes to Consolidated Financial Statements. These Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America, and are presented in United States dollars ("U.S. dollars").

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

  (A) PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of July 31, 1996. Discreet Logic (UK) Limited was a 75% owned subsidiary until February 28, 1995, at which time, the Company purchased the 25% minority interest in exchange for 18,000 common shares. All significant intercompany accounts and transactions have been eliminated upon consolidation.

  (B) REVENUE RECOGNITION

  The Company recognizes revenue from software licenses, and the related hardware and peripherals, upon shipment of the products. The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed. Post contract customer support, training, installation, systems integration and rental services, are performed primarily under separately priced arrangements under which the Company has recorded revenues of $1,000,000, $4,770,000 and $11,713,000 for the years ended July 31, 1994, 1995 and 1996, respectively. In cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled.

  (C) NET INCOME (LOSS) PER COMMON SHARE

  Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, computed in accordance with the treasury stock method. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the 12 months immediately preceding the initial public offering (the 12-month period subsequent to June 1, 1994), plus options granted during the same period, have been included in the calculation of weighted average number of common shares using the treasury stock method at the initial public offering price of $10.50 per share.

  (D) RESEARCH AND DEVELOPMENT EXPENSES

  The Company charges to operations research and development costs as incurred and presents such expenses net of income tax credits from the Canadian federal and Quebec provincial governments (see Note 7). Software development costs are considered for capitalization when technological feasibility is

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  established in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has not capitalized software development costs due to its inability to estimate the useful life of software under development.

  (E) TRANSLATION OF FOREIGN CURRENCIES

  The accounts of the Company are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company's management has elected to present these consolidated financial statements in U.S. dollars. The financial statements of the Company and its subsidiaries are translated from their functional currency, the Canadian dollar, into the reporting currency, the U.S. dollar, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of shareholders' equity in the consolidated balance sheets.

  The Company remeasures the financial statements of its foreign subsidiaries and other foreign currency transactions into Canadian dollars as follows: monetary assets and liabilities are translated at exchange rates in effect at year-end, and nonmonetary items are translated at historical exchange rates; revenues and expenses are translated at the average rate during the year, except for depreciation and amortization, which are translated at the same rates as the related assets. Exchange gains and losses arising from transactions denominated in foreign currencies are included in current operations. Foreign currency translation gains (losses) from the remeasurement into the Canadian dollar included in other income (expense) in the accompanying consolidated statements of operations were $(21,650) and $4,968 for the years ended July 31, 1994 and 1995, respectively. Beginning August 1, 1995, the Company changed the functional currency of its foreign subsidiaries from the Canadian dollar to their respective local currencies. Accordingly, cumulative translation gain (losses) are included as a separate component of shareholders' equity in the consolidated balance sheets. The impact on the consolidated financial statements of the change of functional currency of the Company's foreign subsidiaries was not significant. Foreign currency transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were, $(23,844), $162,256, and $178,620 for the years ended July 31, 1994,
  1995, and 1996, respectively.

  (F) CONCENTRATION OF CREDIT RISK

  During 1996, the Company entered into a Maximum Liability Agreement with a leasing company. The agreement provides that the Company is contingently liable up to a maximum percentage of the remaining principal payments outstanding related to purchase of the Company's products by customers financed by said leasing company. The maximum liability is contingent on certain factors as defined in the agreement. As at July 31, 1996, the maximum contingent liability is $830,000. The Company accrued the entire amount of the contingent liability. The expense was charged to general and administrative expenses.

  The Company has no other significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of July 31, 1996.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (G) POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

  The Company does not provide postemployment and postretirement benefits.

  (H) CASH EQUIVALENTS

  Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at July 31, 1995 and 1996. The Company applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

  (I) INVENTORY

  Inventory consists of hardware purchased for resale and is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Demonstration inventory consists of hardware inventory used by the Company and potential customers for product demonstrations which will be subsequently sold. In 1996, the Company recorded an inventory reserve of $5,345,000 to reflect estimated net realizable value.

  (J) PROPERTY AND EQUIPMENT

  The Company provides for depreciation and amortization using the straight-line and declining-balance methods over the estimated useful lives of the assets as follows:

                                                              JULY 31,
                                           ESTIMATED   -----------------------
             ASSET CLASSIFICATION         USEFUL LIFE     1995        1996
             --------------------         ------------ ----------  -----------
     Computer equipment and software.....  2-3 Years   $5,487,403  $14,095,730
     Furniture, fixtures and equipment
      under capital leases...............  3-5 Years      459,673          --
     Leasehold improvements..............  Shorter of   1,483,109    2,485,751
                                            term of
                                            lease or
                                          useful life
     Furniture and fixtures..............   5 Years       905,981    1,677,067
                                                       ----------  -----------
                                                        8,336,166   18,258,548
     Less--Accumulated depreciation and
      amortization.......................              (1,576,882)  (8,221,484)
                                                       ----------  -----------
                                                       $6,759,284  $10,037,064
                                                       ==========  ===========

(3) OTHER CURRENT ASSETS

  Other current assets consist of the following:

                                                                 JULY 31,
                                                           ---------------------
                                                              1995       1996
                                                           ---------- ----------
     Prepaid expenses..................................... $1,156,520 $2,206,248
     Sales tax receivable.................................    487,210    578,781
     Other receivable.....................................    107,806    855,114
                                                           ---------- ----------
                                                           $1,751,536 $3,640,143
                                                           ========== ==========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(4) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                JULY 31,
                                                         ----------------------
                                                            1995       1996
                                                         ---------- -----------
     Payroll and payroll related........................ $  853,966 $ 2,768,461
     Professional fees..................................    561,055     739,412
     Commissions........................................    454,175   1,967,175
     Sales tax and VAT payable..........................        --      946,917
     Accrued restructuring expenses.....................        --    8,634,484
     Maximum Liability accrual..........................        --      830,000
     Accrued litigation fees............................        --    2,506,203
     Other..............................................    520,268   1,206,425
                                                         ---------- -----------
                                                         $2,389,464 $19,599,077
                                                         ========== ===========

(5) LITIGATION AND RELATED SETTLEMENT EXPENSES

  (A) SECURITIES LITIGATION

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [...]Discreet Logic Inc., et al., case No. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

  On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet logic Inc., et al., civ. No. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. On October 11, 1996, the plaintiff filed an amended complaint which asserts substantially the same factual allegations as the first complaint and proposes the identical class period. The complaint alleges violations of the United States Federal Securities law through material misrepresentations and omissions. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

  Although the Company denies all material allegations of these complaints and intends to vigorously defend against claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been taken. However, the Company has accrued $2,506,000 as estimated legal fees to defend against these lawsuits. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (B) SOFTIMAGE INC. LITIGATION

  The Company was involved in litigation with SOFTIMAGE, Inc. ("Softimage"), a company that distributed the Company's products in 1993. The litigation between the Company and Softimage was based on a dispute over the ownership of the proprietary rights to a specific software product, FLAME, as well as upon the termination by the Company, in 1993, of a distributorship agreement with Softimage. The litigation concerning the termination of the distribution agreement with Softimage was decided by arbitration in August 1994, and in September 1994, the Company and Softimage reached a settlement whereby the Company maintained the exclusive rights to FLAME. The Company was required to make certain payments to Softimage under the arbitration and the settlement agreements. These payments, in addition to the related legal and other settlement expenses, are included in litigation and related settlement expenses in the accompanying consolidated statements of operations.

  In July 1992, the Company entered into an assignment agreement with Gary Tregaskis ("Tregaskis"), a shareholder of the Company, for the FLAME software. The Company did not record amounts payable to Tregaskis under this agreement due to the litigation with Softimage concerning the ownership of the FLAME software. On February 25, 1994, the Company and Tregaskis entered into an employment agreement, which replaced all preceding agreements. In connection with the employment agreement, Tregaskis assigned all rights, title and interest in the FLAME software, and the Company agreed to pay Tregaskis a fixed amount plus an amount that was contingent upon the outcome of the litigation with Softimage. The Company ultimately agreed to pay Tregaskis $312,500, which is included in litigation and related settlement expenses for the year ended July 31, 1994. At July 31, 1996, a balance of $25,535 ($101,313 at July 31, 1995)
  was due to Tregaskis and is included in due to related parties.

(6) DEMAND LINE OF CREDIT AND LEASING FACILITIES

  The Company has a revolving demand line of credit with a bank under which it can borrow up to CDN$3,600,00 (approximately $2,619,000 at July 31, 1996). Advances under the line are based on75-90% of qualified accounts receivable balances and 60% of Canadian federal and provincial research and development grants. The line accrues interest monthly at prime (6.25% at July 31, 1996) plus 1%. Additionally, the Company has a CDN$600,000 (approximately $436,000 at July 31, 1996) demand leasing facility. The line and leasing facilities are secured by essentially all assets of the Company. As additional security, the Company assigned to the bank its insurance on all the Company's assets, its insurance on the lives of its key executives and Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios. At July 31, 1996, there were no amounts outstanding under the line of credit or the leasing facilities. The Company is in breach of certain covenants and does not plan to obtain a waiver; therefore these credit facilities are not available.

(7) CANADIAN FEDERAL AND PROVINCIAL INCOME TAX CREDITS

  The Company is entitled to research and development incentives in the form of income tax credits from the Canadian federal government ("Federal") and from the Province of Quebec ("Provincial"). Federal income tax credits are received on qualified Canadian research and development expenditures and equipment purchases. Provincial income tax credits are received on qualified research and development salaries in the Province of Quebec. In fiscal 1994, Federal income tax credits were earned at the rate of 35% of the first $2,000,000 of qualified expenditures and 20% on the excess for certain qualified Canadian corporations and at the rate of 20% for all other corporations. In fiscal 1994, Provincial income tax credits were earned at the rate of 40% of qualified salaries for certain Canadian corporations and at the rate of

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  20% for all other corporations. Income tax credits reduce income taxes currently payable and to the extent these credits exceed income taxes currently payable, these tax credits may be received in cash from the Canadian federal government and the Province of Quebec, subject to various limitations for Federal tax credits. Beginning in fiscal 1995, the Federal and Provincial income tax credits were reduced to 20% of qualified research and development expenditures. Additionally, the Federal credit may be limited to a credit against income taxes payable.

  The Company recorded $450,000, $545,000 and $711,000 of income tax credits as a reduction of research and development expenses for the years ended July 31, 1994, 1995 and 1996, respectively. These income tax credits represent credits earned based on qualifying research and development expenditures. In addition, the Company recorded $310,000, $690,000 and $513,000 of income tax credits as a reduction in the carrying value of property and equipment for the years ended July 31, 1994, 1995 and 1996, respectively. These income tax credits represent credits earned based on qualifying property and equipment purchases.

(8) SHAREHOLDERS' EQUITY

  (A) INITIAL PUBLIC OFFERING

  In July 1995, the Company closed its initial public offering of 4,189,248 Common Shares at $10.50 per share, resulting in proceeds of approximately $40,803,000 net of issuance costs and their related tax effects.

  (B) AMENDED ARTICLES OF INCORPORATION

  On October 16, 1995, the Company effected a 2-to-1 share split of its Common Shares with the additional shares delivered on November 6, 1995 to holders of record on October 16, 1995. All Common Shares have been adjusted retroactively to give effect to the split.

  On May 15, 1995, the Company amended its Articles of Incorporation to effect a 2-to-1 split of its Common Shares, to combine and redesignate the Company's Class B through Class G shares into Common Shares and to create a class of Preferred Shares. All Common Shares have been adjusted retroactively to give effect to the split.

  On July 14, 1994, the Company amended the characteristics of its capital shares, which included converting its Class A shares into Common Shares. On that date, the Company effected a split of its Common Shares on a 40-to-1 basis. All Common Shares have been adjusted retroactively to give effect to the split.

  (C) SECONDARY OFFERING

  In December 1995, the Company completed a secondary offering of 970,920 Common Shares at $30.25 per share, resulting in proceeds of approximately $28,158,000 net of issuance costs and their related tax effects.

  (D) PREFERRED SHARES

  The Board of Directors is authorized to issue Preferred Shares, in one or more series, and to fix the rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, and the number of shares constituting any series or the designations of such series, without further vote or action by the shareholders.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (E) SHARE SUBSCRIPTIONS RECEIVABLE

  During 1994, certain shareholders issued non-interest bearing notes to the Company in exchange for Common Shares of the Company. The $148,148 share subscriptions receivable at July 31, 1994 represents 10-year non-interest bearing notes expiring March 9, 2004 from both the then and current Chairman of the Board of Directors and the former president of the Company. These amounts were either reduced through the shares being repurchased (see note 8(f)) or repaid in fiscal 1995. On November 11, 1994, the former President and Chief Executive Officer of the Company issued to the Company a $1,645,000 note in connection with the exercise of nonqualified stock options which is included in share subscriptions receivable at July 31, 1995. During the 1996 fiscal year the note was repaid in full together with interest in the amount of $134,000.

  (F) REPURCHASED SHARES

  On March 27, 1995, the Company entered into an agreement with a former president of the Company whereby he returned 1,450,000 Common Shares of the Company in exchange for a $67,000 reduction in his outstanding share subscription. This transaction was reflected as a reduction in common shares and share subscription receivable in the accompanying consolidated statement of shareholders' equity.

  (G) DIVIDENDS

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars.
  Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At July 31, 1996, the Company could not distribute any dividends.

(9) STOCK OPTION AND STOCK PURCHASE PLANS

  The Company accounts for its stock issuance plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, became effective for financial statements covering periods beginning after December 15, 1995. This statement establishes financial accounting and reporting standards based on a fair value concept for stock-based employee compensation plans. This statement requires an employer that continues to apply the accounting provisions of APB 25 to disclose pro forma amounts reflecting the difference between compensation costs, including tax effects that would have been recognized in the income statement, if the fair value based method had been used. The Company expects to adopt only the disclosure requirements of the statement.

  (A) RESTRICTED STOCK AND STOCK OPTION PLAN

  On June 14, 1994, the Company's Board of Directors approved the establishment of the 1994 Restricted Stock and Stock Option Plan (the "1994 Plan") for the Company's officers, employees, consultants and directors. Under the 1994 Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") may grant stock options for a maximum of 5,000,000 Common Shares. Under the terms of the 1994 Plan, the purchase price, which approximates fair market value, and vesting schedule applicable to each option grant is determined by the Compensation Committee.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (B) 1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Nonemployee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Compensation Committee may grant options to purchase up to 200,000 Common Shares to nonemployee directors of the Company. The Director Plan authorizes the grant (a) to each person who becomes a member of the Board of Directors and who is not an employee, officer or direct and indirect owner of 5% or more of the Common Shares of the Company (a "Non-Employee Director"), on the date such person is first elected to the Board of Directors without further action by the Compensation Committee, of an option to purchase 20,000 Common Shares and (b) to each person receiving an option pursuant to clause
  (a) who is a Non-Employee Director on the fifth anniversary of the date such person was first elected to the Board of Directors, during the term of the Director Plan, of an option to purchase 15,000 Common Shares, provided that such person has continuously served as a Non-Employee Director during such 5-year period. The exercise price will be the fair market value at the date of grant and the options will expire 10 years from the date of grant. All options vest in three equal annual installments. As of July 31, 1996, 60,000 options were granted at fair market value under the Director Plan.

  (C) 1995 EMPLOYEE STOCK PURCHASE PLAN

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Employee Stock Purchase Plan, whereby the Company has reserved and may issue to employees up to an aggregate of 300,000 Common Shares in semiannual offerings over a ten year period. Common Shares are sold at 85% of fair market value. As of July 31, 1996, 16,728 shares had been issued under the plan.

  (D) NON-QUALIFIED STOCK OPTION OUTSIDE THE PLAN

  On November 4, 1994, the Company granted, outside the 1994 Plan, a nonqualified stock option for the purchase of 1,012,308 Common Shares, at a price of $1.63 per share, which approximated fair market value at date of grant, to the former President and Chief Executive Officer of the Company. This option was exercised on November 4, 1994 through the issuance of a $1,645,000 note (see Note 8(e)).

  The following is a summary of all stock option activity:

                                                       NUMBER OF    PRICE PER
                                                        OPTIONS       SHARE
                                                       ----------  ------------
     Outstanding, July 31, 1993.......................        --            --
      Options granted.................................  1,245,080  $ .05-  $.70
      Options exercised...............................        --            --
      Options terminated..............................        --            --
                                                       ----------  ------------
     Outstanding, July 31, 1994.......................  1,245,080  $  .05- $.70
      Options granted.................................  3,389,260  $  .05-20.69
      Options exercised............................... (1,172,072) $  .05- 1.63
      Options terminated..............................    (58,528) $  .05- 1.63
                                                       ----------  ------------
     Outstanding, July 31, 1995.......................  3,403,740  $ .05-$20.69
      Options granted.................................    973,000  $5.75- 28.50
      Options exercised............................... (1,244,918) $ .05-  6.38
      Options terminated..............................   (387,176) $ .05- 24.50
                                                       ----------  ------------
     Outstanding, July 31, 1996.......................  2,744,646  $ .05-$28.50
                                                       ==========  ============
     Exercisable, July 31, 1996.......................    513,714  $ .05-$28.50
                                                       ==========  ============

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(10) RELATED PARTY TRANSACTIONS

  (A) AMOUNTS DUE TO TECHNICAL COMPUTER GRAPHICS, INC. ("TCG")

  TCG is a corporation owned by a director and shareholder of the Company and provides management services and leases certain of its office space to the Company. The Company believes these transactions were on the same basis that could have been negotiated with unrelated parties. Management fees and rent expense paid to TCG were $35,000, $59,000 and $0 for the years ended July 31, 1994, 1995 and 1996, respectively. At July 31, 1995 and 1996, no amounts were due to TCG. During fiscal 1996, the Company had sales of $49,000 to TCG. At July 31, 1996, the full amount of the sale had been collected.

  (B) BOXER SYSTEMS LIMITED ("BOXER")

  Boxer is a wholly owned subsidiary of a former minority shareholder of Discreet Logic (UK) Limited. The Company paid management fees of $83,000 to Boxer for the year ended July 31, 1994. Additionally, Boxer sold the Company inventory at cost plus a 10% handling fee. The Company paid $48,000 in handling fees in the year ended July 31, 1994. No such fees were incurred in the years ended July 31, 1995 and 1996. At July 31, 1995 and 1996, no amounts were due to Boxer.

  (C) BEHAVIOUR ENTERTAINMENT INC. ("BEHAVIOUR")

  The Company has recorded during fiscal 1996 revenue of $121,000 from Behaviour, which is a company owned by the Company's Chairman and Chief Executive Officer and other directors of the Company. At July 31, 1996, the Company had a trade receivable of $113,000 from Behaviour.

  (D) OTHER RELATED PARTY TRANSACTIONS

  The Company has recorded revenue of $2,304,000 during fiscal 1996, from a company with which the Company's Chairman and Chief Executive Officer is affiliated. At July 31, 1996, the Company had a trade accounts receivable of $836,000 from such company. The balance is to be collected in six monthly installments of $139,000.

  The Company has recorded revenue of $1,138,000 during fiscal 1996, from a company with which a member of the Company's board of directors is affiliated. At July 31, 1996, the full amount of the sale had been collected.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(11) INCOME TAXES

  The Company applies the provisions of SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company recognizes a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis and carryforwards to the extent they are realizable.

  The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                                JULY 31,
                                                         ----------------------
                                                            1995       1996
                                                         ---------- -----------
     Deferred tax assets--
      Foreign tax loss carryforwards.................... $      --  $ 6,850,000
      Restructuring costs...............................        --    1,400,000
      Initial and secondary public offering issuance
       costs............................................  1,713,000   1,740,378
      Other temporary differences.......................    505,123   1,581,200
                                                         ---------- -----------
                                                          2,218,123  11,571,578
      Less: Valuation allowance                                 --    6,850,000
                                                         ---------- -----------
                                                         $2,218,123 $ 4,721,578
                                                         ========== ===========
     Deferred tax liabilities--
      Difference between book and tax basis of capital
       assets........................................... $  935,715 $ 1,121,514
      Federal research and development tax credits......    324,949     320,064
                                                         ---------- -----------
                                                         $1,260,664 $ 1,441,578
                                                         ========== ===========

  The Company provides deferred taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five year period.

  Income (loss) before income taxes and minority interest for the entities incorporated in the following jurisdictions:

                                                   YEARS ENDED JULY 31,
                                             ----------------------------------
                                               1994      1995          1996
                                             -------- -----------  ------------
     Canada................................. $493,164 $10,755,706  $ (2,470,805)
     United States..........................  227,406   3,359,166   (12,587,746)
     United Kingdom.........................  137,728    (350,429)   (5,191,695)
     European and Other.....................      --     (474,426)  (22,456,100)
                                             -------- -----------  ------------
                                             $858,298 $13,290,017  $(42,706,346)
                                             ======== ===========  ============

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  The income tax provision is composed of the following:

                                                     YEARS ENDED JULY 31,
                                                -------------------------------
                                                  1994      1995        1996
                                                -------- ----------  ----------
     Current--
       Federal................................. $209,339 $2,381,427  $2,060,380
       Provincial..............................    3,808    665,254     375,087
       Foreign.................................   29,780  1,791,004   1,072,157
                                                -------- ----------  ----------
                                                 242,927  4,837,685   3,507,624
                                                -------- ----------  ----------
     Deferred--
       Federal.................................   11,288    647,247  (1,373,684)
       Provincial..............................   26,996    268,656    (228,379)
       Foreign.................................   61,948   (263,391)   (470,726)
                                                -------- ----------  ----------
                                                 100,232    652,512  (2,072,789)
                                                -------- ----------  ----------
         Total provision....................... $343,159 $5,490,197  $1,434,835
                                                ======== ==========  ==========

  The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                       YEARS ENDED JULY 31,
                                                       -----------------------
                                                        1994    1995    1996
                                                       ------  ------  -------
     Provision (benefit) at the Canadian federal
      statutory rate.................................    38.0%   38.0%   (38.0)%
     Foreign taxes...................................    16.7     3.3     17.2
     Effect of not utilizing foreign subsidiaries'
      tax losses.....................................     --      0.9     16.0
     Effect of permanent differences.................     --      --       3.0
     Provincial taxes, net of federal tax abatements.    (3.0)   (1.0)     0.2
     Canadian federal incentives for manufacturers
      and small business.............................    (2.8)   (2.8)     0.2
     Utilization of net operating losses.............    (6.1)    --       --
     Other items.....................................    (2.8)    2.9      4.8
                                                       ------  ------  -------
       Tax provision.................................    40.0%   41.3%     3.4%
                                                       ======  ======  =======

  The Company has $27,460,000 of cumulative foreign net operating loss carryforwards which may be available to reduce future income tax liabilities in those jurisdictions. The loss carryforwards will expire beginning July 31, 2001.

  The Company has recorded a valuation allowance against the tax benefit of these net operating loss carryforwards because the tax benefits do not meet the recognition criteria set forth in SFAS 109 because their future realizability is uncertain.

  These net operating loss carryforwards are subject to review and adjustment by the respective tax authorities and may be limited in certain cases upon a significant ownership change of the corporation, as defined.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(12) COMMITMENTS AND CONTINGENCIES

  (A) LEASE COMMITMENTS

  The Company has both operating and capital lease commitments for certain facilities and equipment which expire through February 2003. The following schedule outlines the future minimum rental payments under these leases at July 31, 1996:

                                                                     OPERATING
                                                                       LEASES
                                                                     ----------
     Year ended July 31,
      1997.......................................................... $2,055,388
      1998..........................................................  1,647,307
      1999..........................................................    892,230
      2000..........................................................    730,732
      2001 and thereafter...........................................  1,267,205
                                                                     ----------
     Total minimum lease payments................................... $6,592,862
                                                                     ==========

  The above commitments include leases for locations which the Company plans to close under the restructuring plan (see Note 17).

  Rental expenses related to the operating leases were approximately $312,000, $917,000 and $1,348,000, for the years ended July 31, 1994, 1995 and 1996 respectively.

  (B) LETTERS OF GUARANTEE

  The Company has provided letters of guarantee in the amount of $485,178 as of July 31, 1996.

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company operates in one industry segment primarily digital image processing solution systems for creating, editing, and compositing special visual effects for film and video, including training and other services incident to these products.

  Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                    YEARS ENDED JULY 31,
                                             -----------------------------------
     GEOGRAPHIC AREA
       BY DESTINATION                           1994        1995        1996
     ----------------                        ----------- ----------- -----------
     North America.......................... $11,343,635 $35,515,336 $36,286,073
     Europe.................................   2,816,670  20,706,850  35,774,418
     Pacific Rim............................     969,673   6,414,711   8,717,015
     Other..................................     261,658   1,911,714   3,219,941
                                             ----------- ----------- -----------
                                             $15,391,636 $64,548,611 $83,997,447
                                             =========== =========== ===========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

                                                         YEARS ENDED JULY 31,
                                                         ----------------------
     GEOGRAPHIC AREA
       BY DESTINATION                                     1994    1995    1996
     ----------------                                    ------  ------  ------
     North America......................................   73.7%   55.0%   43.2%
     Europe.............................................   18.3    32.1    42.6
     Pacific Rim........................................    6.3     9.9    10.4
     Other..............................................    1.7     3.0     3.8
                                                         ------  ------  ------
                                                          100.0%  100.0%  100.0%
                                                         ======  ======  ======

  Revenues, net income and identifiable assets for the Company's Canadian, U.S., U.K., Germany and European and other operations are as follows:

  Intercompany transfers between geographic areas are at prices that approximate arm's length transactions. Expenses incurred in one geographic area that benefit other areas have been allocated based upon services utilized.

                                                                                  OTHER
                                                                                 EUROPEAN
                                                                                COUNTRIES
                           CANADIAN        U.S.         U.K.        GERMANY     AND OTHER    ELIMINATIONS   CONSOLIDATED
                         ------------  ------------  -----------  -----------  ------------  -------------  ------------
1994--
 Revenues..............  $  3,300,131  $ 10,703,296  $ 1,388,209  $       --   $        --   $         --   $ 15,391,636
 Transfers between
  geographic locations.     2,505,781           --           --           --            --      (2,505,781)          --
                         ------------  ------------  -----------  -----------  ------------  -------------  ------------
 Total revenues........  $  5,805,912  $ 10,703,296  $ 1,388,209  $       --   $        --   $  (2,505,781) $ 15,391,636
                         ============  ============  ===========  ===========  ============  =============  ============
 Net income............  $    241,733  $    170,535  $    71,218  $       --   $        --   $         --   $    483,486
                         ============  ============  ===========  ===========  ============  =============  ============
 Identifiable assets...  $  4,658,111  $  4,436,186  $ 1,288,718  $       --   $        --   $    (952,180) $  9,430,835
                         ============  ============  ===========  ===========  ============  =============  ============
1995--
 Revenues..............  $ 12,878,575  $ 31,794,924  $10,089,329  $ 3,109,867  $  6,675,916  $         --   $ 64,548,611
 Transfers between
  geographic locations.    11,747,606    15,902,851  $       --   $       --   $        --     (27,650,457)          --
                         ------------  ------------  -----------  -----------  ------------  -------------  ------------
 Total revenues........  $ 24,626,181  $ 47,697,775  $10,089,329  $ 3,109,867  $  6,675,916  $ (27,650,457) $ 64,548,611
                         ============  ============  ===========  ===========  ============  =============  ============
 Net income (loss).....  $  6,778,399  $  4,167,891  $  (296,320) $   (17,849) $   (629,786) $  (2,217,240) $  7,785,095
                         ============  ============  ===========  ===========  ============  =============  ============
 Identifiable assets...  $ 58,693,038  $ 20,818,430  $ 9,205,168  $ 2,756,008  $  4,895,738  $ (19,510,207) $ 76,858,175
                         ============  ============  ===========  ===========  ============  =============  ============
1996--
 Revenues..............  $  8,339,345  $ 33,090,335  $17,309,369  $12,307,428  $ 12,950,970  $         --   $ 83,997,447
 Transfers between
  geographic locations.    20,211,614    29,090,504          --           --      9,007,939    (58,310,057)          --
                         ------------  ------------  -----------  -----------  ------------  -------------  ------------
 Total revenues........  $ 28,550,959  $ 62,180,839  $17,309,369  $12,307,428  $ 21,958,909  $ (58,310,057) $ 83,997,447
                         ============  ============  ===========  ===========  ============  =============  ============
 Net income (loss).....  $ (1,398,871) $(11,532,447) $(5,210,577) $  (797,282) $(21,937,763) $  (3,264,240) $(44,141,181)
                         ============  ============  ===========  ===========  ============  =============  ============
 Identifiable assets...  $103,117,776  $ 48,995,740  $20,411,397  $ 5,937,355  $ 27,620,429  $(125,934,955) $ 80,147,742
                         ============  ============  ===========  ===========  ============  =============  ============

  Export sales from Canada were $2,695,632, $10,601,744 and $5,788,925 for the years ended July 31, 1994, 1995 and 1996, respectively. The Barbados and Asian operations are included in Other European countries and other.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(14) DEPENDENCE ON KEY SUPPLIER

  The Company is dependent on Silicon Graphics, Inc. ("SGI") to manufacture and supply all workstations and certain peripherals used in the Company's systems. The Company derived 45.0%, 38.6% and 34.2% of total revenues in the years ended July 31, 1994, 1995 and 1996, respectively, from sales of SGI workstations and peripherals.

(15) ACQUISITIONS

  (A) BRUGHETTI CORPORATION

  On May 26, 1995, the Company acquired substantially all the technology and other assets of Brughetti Corporation ("Brughetti"), a Canadian corporation. The purchase price was CDN$1,000,000 (or approximately $741,000) in cash of which CDN$600,000 (or approximately $441,000) was paid upon closing of the acquisition and CDN$400,000 (or approximately $300,000) was paid in July 1995. In addition, the Company has agreed to pay up to an additional $5,500,000 as contingent purchase price payable in cash or securities of the Company, at the sole option of the Company. The contingent purchase price is payable in three annual installments, beginning October 1996, and is based upon a percentage of the amount by which revenues derived from future sales of products and technologies purchased from Brughetti exceed certain minimum annual revenues. In the event that the revenues, as defined, exceed certain minimum annual revenue levels in fiscal 1996, 1997 and 1998, the contingent consideration payable would be up to $1,500,000, $2,000,000 and $2,000,000 for fiscal 1996, 1997 and 1998, respectively. If the minimum annual revenue levels for any fiscal year are not reached, no payments are due for that year, provided, however, that the second and third payments are subject to upward adjustment in the event that the initial revenue thresholds are not met but revenue thresholds related to the subsequent fiscal years are exceeded. In no event, however, will the contingent consideration payable exceed an aggregate of $5,500,000. The Company did not meet the minimum revenue levels for fiscal 1996 and no additional payment is currently due. The acquisition was accounted for as a purchase and accordingly the initial purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $102,000 of accounts receivable, $105,000 of property and equipment and $534,000 of acquired technology. In addition, in accordance with APB No. 16, additional consideration paid upon the achievement of the performance criteria, if any, will be recorded as additional purchase price at such time, allocated to acquired technology and amortized over the remaining estimated useful life.

  Under the restructuring plan, the Company has discontinued the development of the Brughetti products. Accordingly, the unamortized value of the acquired technology was written off.

  (B) COSS/IMP

  On October 24, 1995, the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany ("IMP") related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. The purchase price for the shares of COSS was $3,000,000 in cash plus 300,000 Common Shares of the Company. In addition, the Company agreed to pay an additional $500,000 in cash as contingent purchase price in the event COSS received orders for and licensed a certain number of VAPOUR systems by April 1996, as defined. The purchase price for the IMP assets was $2,000,000 in cash. During fiscal 1996, the Company paid the contingent purchase price, which was accounted for as an additional purchase price and allocated to goodwill.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  The acquisition was accounted for as a purchase and accordingly the purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $8,500,000 of in process research and development and charged to operations in the first quarter of fiscal 1996, and approximately $3,200,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated lives of 5 years. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The amount allocated to in process research and development relates to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative use. These projects required substantial high risk development and testing by the Company prior to reaching technological feasibility.

  Under the restructuring plan, the Company has transitioned the technology and the related research and development operations from Innsbruck, Austria to Montreal, Canada. Accordingly, the unamortized balance of goodwill of approximately $1.8 million was charged to restructuring expense.

  The following unaudited pro forma information presents the consolidated results of operations for the year ended July 31, 1995 as if the acquisitions of Brughetti and COSS/IMP had occurred on August 1, 1994 after giving effect to certain adjustments, including depreciation, amortization of acquired assets and in process research and development charges. The pro forma information does not reflect additional cash consideration, if any which may be paid upon the occurrence of certain performance criteria. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made on August 1, 1994 or of results that may occur in the future.

                                                                   YEAR ENDED
                  BRUGHETTI CORPORATION AND COSS/IMP                JULY 31,
                    UNAUDITED PROFORMA INFORMATION                    1995
                  ----------------------------------               -----------
     Total Revenues............................................... $67,651,835
     Net Loss..................................................... $(1,419,835)
     Net Loss per common share.................................... $     (0.06)

  (C) ESSENTIAL COMMUNICATIONS CORPORATION

  On April 15, 1996, The Company purchased newly issued Series B convertible, voting, preferred shares of a privately held company, Essential Communications Corporation, representing approximately 20% of the voting shares. The $2,500,000 investment has been charged to operations in fiscal 1996 as research and development expense due to the uncertainty regarding the realizability of the investment in the preferred shares. Pro forma presentation has not been included as it is not deemed to be meaningful or material.

(16) PURCHASE OF LAND AND FACILITIES

  In August 1995, the Company purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,788,000). Additionally, in September 1995, the Company entered into a purchase and sale agreement to purchase land and a building in Montreal for CDN$1,730,000 (or approximately $1,250,000). During fiscal 1996, the carrying value of the London and Montreal buildings were written down to their estimated fair market values and these buildings are classified as assets held for resale.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                           (AMOUNTS IN U.S. DOLLARS)

(17) RESTRUCTURING

  In the fourth quarter of 1996, the Company recorded a pre-tax restructuring charge of $15 million to cover the direct costs of restructuring the Company's operations and to bring operating expenses in line with the Company's current revenue level. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, the discontinuance of certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997. The major aspects of the restructuring plan are discussed below. There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  The restructuring entails the closing and moving of several offices in North America and Europe. It also includes the termination of approximately 110 positions across all departments and around the world. Of the 110 positions to be terminated, 65 were terminated during the fourth quarter of 1996 at a severance cost of $807,000 of which $582,000 had been paid as at July 31, 1996. The remaining termination and related benefits will be substantially completed by the end of the first quarter of fiscal 1997.

  The components of the restructuring charge are as follows:

     Asset Write Down.............................................. $ 6,190,000
     Lease Terminations and Leasehold Improvements Reserve.........   4,600,000
     Severance.....................................................   2,800,000
     Professional Services and Other...............................   1,410,000
                                                                    -----------
                                                                    $15,000,000
                                                                    ===========

  The primary component of the asset write down is an amount of $2.2 million for goodwill and acquired technology. The other components of the write down are primarily fixed assets which have no future use.

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS
                                  ON SCHEDULE

To Discreet Logic Inc.:

  We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries as of July 31, 1995 and 1996 and the three years in the period ended July 31, 1996 included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Montreal, Canada                          Arthur Andersen & Cie
September 13, 1996                        Chartered Accountants

                                                                     SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE
                                          AT     CHARGED TO         BALANCE AT
                                       BEGINNING COSTS AND  WRITE-    END OF
                DESCRIPTION            OF PERIOD  EXPENSES   OFFS     PERIOD
     --------------------------------- --------- ---------- ------- ----------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS
       July 31, 1994.................. $    --   $  118,000 $48,000 $   70,000
       July 31, 1995..................   70,000     361,000     --     431,000
       July 31, 1996..................  431,000   3,307,000  89,000  3,649,000

                                 EXHIBIT INDEX

     EXHIBIT
       NO.                           DESCRIPTION                           PAGE
     -------                         -----------                           ----
       3.1   Articles of Incorporation, as amended (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (file
             No. 33-97400) (the "Registration Statement on Form S-8")
             and incorporated herein by reference).
       3.2   By-laws (filed as Exhibit 4.3 to the Company's Registration
             Statement on Form S-8 and incorporated herein by
             reference).
       4.1   Specimen Stock Certificate representing the Common Shares
             (filed as Exhibit 4.1 to the Company's Registration
             Statement on Form S-8 and incorporated herein by
             reference).
      10.1   Employee Agreement, dated November 4, 1994, by and between the Company and David N. Macrae (filed as Exhibit 10.1 to
             the Company's Registration Statement on Form F-1, as
             amended (file No. 33-90776) (the "Registration Statement on
             Form F-1") and incorporated herein by reference).
      10.2   Memorandum of Agreement dated November 4, 1994, by and
             between the Company and David N. Macrae (filed as Exhibit
             10.2 to the Company's Registration Statement on Form F-1
             and incorporated herein by reference).
      10.3   Employment Agreement, dated February 25, 1994, by and
             between the Company and Gary G. Tregaskis (filed as Exhibit
             10.3 to the Company's Registration Statement on Form F-1
             and incorporated herein by reference).
     *10.4   Employment Agreement, dated June 20, 1996, by and between
             the Company and Francois Plamondon.
      10.5   Contract of Transaction, dated March 27, 1995, by and
             between the Company and certain subsidiaries and Robert J.
             Schiller (filed as Exhibit 10.4 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
      10.6   Share Cancellation Agreement, dated March 27, 1995, by and between the Company and Robert J. Schiller (filed as
             Exhibit 10.6 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
      10.7   Memorandum of Agreement, dated March 9, 1994, by and
             between the Company and 9002-1585 Quebec Inc. (filed as
             Exhibit 10.7 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
      10.8   Silicon Graphics, Inc. Value-Added Reseller Agreement,
             dated May 9, 1994, by and between the Company and Silicon
             Graphics, Inc. (filed as Exhibit 10.8 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
      10.9   Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension, dated October 4, 1995, by and between the
             Company and Silicon Graphics, Inc. (filed as Exhibit 10.8
             to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 and incorporated herein by
             reference).
     *10.10  Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension, dated October 16, 1996, by and between the
             Company and Silicon Graphics, Inc.
      10.11  Credit and Leasing Facility Agreement, dated May 17, 1994, by and between the Company and Banque Nationale de Paris
             (Canada) (filed as Exhibit 10.10 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).

     EXHIBIT
       NO.                           DESCRIPTION                           PAGE
     -------                         -----------                           ----
     10.12   Amendment to Credit and Leasing Facility, dated May 17,
             1995, by and between the Company and Banque Nationale de
             Paris (Canada) (filed as Exhibit 10.10(a) to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
     10.13   Security Agreement, dated July 8, 1994, by and between
             Discreet Logic-USA Inc. and Banque Nationale de Paris
             (filed as Exhibit 10.11 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
     10.14   Guaranty Agreement, dated July 8, 1994, by and between
             Discreet Logic-USA Inc. and Banque Nationale de Paris
             (filed as Exhibit 10.12 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
     10.15   Lease Agreement, dated March 1, 1994, by and between the
             Company and Peck Building Reg'd as amended through December
             1994 (filed as Exhibit 10.13 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
     10.16   Lease Agreement, dated December 1994, by and between the
             Company and Rizika Realty Trust (filed as Exhibit 10.14 to the Company's Registration Statement on Form F-1 and
             incorporated herein by reference).
     10.17   Land Transfer Agreement, dated August 25, 1995, by and
             between the Company and Safeland PLC (filed as Exhibit
             10.15 to the Company's Annual Report on Form 10-K for the
             fiscal year ended July 31, 1995 and incorporated herein by reference).
     10.18   Amended and Restated 1994 Restricted Stock and Stock Option
             Plan (filed as Exhibit 10.15 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
     10.19   1995 Employee Stock Purchase Plan (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 and
             incorporated herein by reference).
     10.20   1995 Non-Employee Director Stock Option Plan (filed as
             Exhibit 10.17 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
     10.21   Asset Purchase Agreement by and between the Brughetti
             Corporation and Discreet Logic (Barbados) Inc. dated as of
             May 17, 1995 (filed as Exhibit 10.18 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
     10.22   Share Purchase Agreement by and between Discreet Logic GmbH and the several sellers named therein dated as of October
             24, 1995 (filed as Exhibit 10.20 to the Company's Annual
             Report on Form 10-K for the fiscal year ended July 31, 1995 and incorporated herein by reference).
     10.23   Asset Purchase Agreement by and between IMP Innovative
             Medientechnik-und Planungs--GmbH and Discreet Logic
             (Barbados) Inc. dated as of October 24, 1995 (filed as
             Exhibit 10.21 to the Company's Annual Report on Form 10-K
             and incorporated herein by reference).
     10.24   Subscription and Stock Restriction Agreement by and among
             Discreet Logic GmbH, the Company and the several
             stockholders named therein dated as of October 24, 1995
             (filed as Exhibit 10.22 to the Company's Annual Report on
             Form 10-K and incorporated herein by reference).

     EXHIBIT
       NO.                          DESCRIPTION                          PAGE
     -------                        -----------                          ----
     **10.25 Maximum Liability Agreement, dated April 17, 1996, by and among Discreet Logic USA, Inc., the Company and the
             Terminal Marketing Company, Inc.
      *21.1  Subsidiaries of the Company.
      *23.1  Consent of Arthur Andersen & Cie
      *24.1  Power of Attorney (included on the signature page of this
             Form 10-K).
      *27    Financial Data Schedule.

--------
 * Filed herewith.
** Confidential Treatment Requested.