Form 10-Q
period 1996-10-31
DISCREET LOGIC INC
filed 1996-12-16
CIK 943318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the quarterly period ended October 31, 1996

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No ______

27,955,046 shares of the registrant's Common shares, without par value, were outstanding as of December 11, 1996.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                    Form 10-Q
                     For the Quarter Ended October 31, 1996

                                    CONTENTS

Item Number                                                                                Page
-----------                                                                                ----
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                           Balance Sheets:                                                   3
                                 July 31, 1996 and October 31, 1996
                           Statements of Operations:                                         4
                                 Three months ended October 31, 1995 and 1996
                           Statements of Cash Flows:                                         5
                                 Three months ended October 31, 1995 and 1996
                           Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial                                   8
             Condition and Results of Operations

         Certain Factors That May Affect Future Results                                      12

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                                    14


                      DISCREET LOGIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        (All amounts in thousands of U.S. dollars, except for share data)


                                                                                          July 31,           October 31,
                                                                                            1996                1996
                                                                                        -------------      -------------
                                     ASSETS
                                                                                                            (Unaudited)
Current Assets:
      Cash and cash equivalents                                                              $21,658            $29,624
      Accounts receivable (less reserves for doubtful accounts)                               16,074             13,701
      Inventory -
           Resale                                                                             11,556              7,297
           Demonstration                                                                       4,274              3,885
      Income taxes receivable                                                                  3,191              1,784
      Other current assets                                                                     3,640              4,469
                                                                                              ------             ------
                                                                                              60,393             60,760
Property and equipment - less accumulated depreciation and amortization                       10,037              8,872
Deferred income taxes                                                                          4,722              4,990
Other assets                                                                                   1,140              1,070
Assets held for resale                                                                         3,856              4,688
                                                                                              ------             ------
                                                                                             $80,148            $80,380
                                                                                              ======             ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                                                  $28,950            $26,226
      Deferred revenue                                                                         4,770              8,005
      Customer deposits                                                                        2,618              1,510
      Due to related parties                                                                      25                  -
                                                                                              ------             ------
                                                                                              36,363             35,741
                                                                                              ------             ------
      Deferred income taxes                                                                    1,442              1,442
                                                                                              ------             ------

Shareholders' equity:
      Preferred shares - no par value
           Authorized - unlimited number of shares
           Issued and outstanding - none
      Common shares - no par value
           Authorized - unlimited number of shares
           Issued and outstanding - 27,699,426 shares at
                July 31, 1996 and 27,851,839 at October 31, 1996                              78,923             79,308
      Accumulated deficit                                                                    (35,883)           (36,696)
      Cumulative translation adjustment                                                         (697)               585
                                                                                              ------             ------
           Total shareholders' equity                                                         42,343             43,197
                                                                                              ------             ------
                                                                                             $80,148            $80,380
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (All amounts in thousands of U.S. Dollars, except for per share data)
                                  (Unaudited)

                                                                        Three Months Ended
                                                                            October 31,
                                                                 ---------------------------------
                                                                      1995               1996
                                                                 --------------     --------------
Total revenues                                                      $ 25,044           $ 23,263
Cost of revenues                                                      10,564             12,287
                                                                    --------           --------
      Gross profit                                                    14,480             10,976
                                                                    --------           --------

Operating expenses:
      Research and development (net of tax credits)                    2,371              2,678
      Sales and marketing                                              5,433              6,017
      General and administrative                                       1,542              1,516
      Charge for purchased research and
        development                                                    8,500                  -
                                                                    --------           --------
           Total operating expenses                                   17,846             10,211
                                                                    --------           --------
           Operating income (loss)                                    (3,366)               765

Other income (expense), net                                              275               (925)
                                                                    --------           --------
      Loss before income taxes                                        (3,091)              (160)
Provision for income taxes                                             2,117                652
                                                                    --------           --------

      Net loss                                                      $ (5,208)          $   (812)
                                                                    ========           ========
Net loss per common share                                           $  (0.20)          $  (0.03)
                                                                    ========           ========
Weighted average common shares outstanding                            25,507             27,800
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands of U.S. Dollars)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                       October 31,
                                                                            ---------------------------------
                                                                                1995                1996
                                                                            ------------        -------------

Cash flows from operating activities:
   Net loss                                                                    $ (5,208)          $   (812)
   Adjustments to reconcile net loss to cash provided
      by (used in) operating activities -
      Depreciation and amortization                                                 711              1,580
      Deferred income taxes                                                        (817)              (135)
      Write off of in process research and development                            8,500                 -
      Write off of assets for restructuring                                          -                 197
      Changes in assets and liabilities -
        Accounts receivable                                                      (3,597)             2,373
        Inventory                                                                   330              5,480
        Income taxes receivable                                                      -               1,407
        Other current assets                                                       (526)            (1,013)
        Accounts payable and accrued expenses                                    (1,885)            (2,724)
        Deferred revenue                                                            450              3,235
        Income taxes payable                                                     (2,334)                -
        Customer deposits                                                          (383)            (1,108)
        Due to related parties                                                      (19)               (26)
                                                                                 ------             ------
      Net cash provided by (used in) operating activities                        (4,778)             8,454
                                                                                 ------             ------

Cash flows from investing activities:
   Purchase of property and equipment                                            (3,732)            (1,707)
   Cash paid for COSS/IMP acquisition and related costs                          (5,045)                -
                                                                                 ------             ------
      Net cash used in investing activities                                      (8,777)            (1,707)
                                                                                 ------             ------

Cash flows from financing activities:
   Proceeds from option exercises                                                    66                184
   Proceeds from employee stock purchase plan                                        -                 201
   Payment of capital lease obligations                                            (113)                -
                                                                                 ------             ------
      Net cash provided by financing activities                                     (47)               385
                                                                                 ------             ------
   Foreign exchange effect on cash                                                  318                834
                                                                                 ------             ------
   (Decrease)  increase in cash and cash equivalents                            (13,284)             7,966
   Cash and cash equivalents, beginning of period                                40,987             21,658
                                                                                 ------             ------
   Cash and cash equivalents, end of period                                    $ 27,703           $ 29,624
                                                                                 ======             ======
Supplemental disclosure of cash flow information:
   Interest paid during the period                                             $    109           $      7
                                                                                 ------             ------
   Income taxes paid during the period                                         $  4,168           $    454
                                                                                 ------             ------

In connection with the acquisition of COSS/IMP in October 1995, the following non cash transaction occurred:
      Fair value of assets acquired                                            $ 11,908           $     -
      Liabilities assumed                                                          (344)                -
      Cash acquired                                                                (519)                -
      Issuance of 300,000 shares of Common Stock                                 (6,000)                -
                                                                                 ------             ------
Cash paid for acquisition, net of cash acquired                                $ (5,045)          $     -
                                                                                 ======             ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          DISCREET LOGIC INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 1996. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)     SHAREHOLDERS' EQUITY

        a)  Share Split

        On October 16, 1995, the Company effected a 2-to-1 share split of its Common Shares with the additional shares delivered on November 6, 1995 to holders of record on October 16, 1995. All Common Shares have been adjusted retroactively to give effect to the split.

        b)  Secondary Offering

        In December 1995, the Company completed a secondary offering of 970,120 Common Shares at a per share price of $30.25, resulting in proceeds of approximately $28,158,000 net of issuance costs and their related tax effects.

(3)     LITIGATION

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

        Although the Company denies all material allegations of these complaints and intends to vigorously defend against these claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been recorded. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $2,215,000 remained in accounts payable and accrued expenses at October 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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

Recent Developments

For the fourth fiscal quarter of 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of $11,459,000 on revenues of approximately $19,052,000. In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development in its Montreal headquarters, discontinue certain product lines, and restructure its sales force to place more emphasis on indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997.

The Company's restructuring plan includes a 28% reduction in its workforce, approximately 110 positions, bringing the Company's headcount to a level which the Company believes is more closely aligned with its current revenues. This headcount reduction commenced in the fourth fiscal quarter of 1996 and was substantially completed as of the end of the first fiscal quarter of 1997. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices:
Cambridge, Massachusetts (including administrative offices); Connecticut; London; and Innsbruck. The Company expects to close its research and development office in Paris by the end of the Company's second fiscal quarter of 1997.

In connection with the restructuring plan, the Company has expanded and expects to further expand the number of distributors selling the Discreet Logic systems. In addition, a significant number of distributors will be allowed to sell FLAME, INFERNO, and FIRE systems as well as FLINT systems which they previously distributed.

There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                                                Three Months Ended
                                                                                    October 31,
                                                                                  1995        1996
                                                                                --------------------
Total revenues.................................................................  100%        100%
Cost of revenues...............................................................   42          53
                                                                                 ---         ---
      Gross profit.............................................................   58          47
                                                                                 ---         ---

Operating expenses:
      Research and development.................................................    9          12
      Sales and marketing......................................................   22          26
      General and administrative...............................................    6           6
      Charge for purchased research and development............................   34          -
                                                                                 ---         ---
      Total operating expenses.................................................   71          44
                                                                                 ---         ---
      Operating income (loss)..................................................  (13)          3
Other income (expense), net....................................................    1          (4)
                                                                                 ---         ---
Loss before income taxes.......................................................  (12)         (1)
Provision for income taxes.....................................................    9           3
                                                                                 ---         ---
      Net loss.................................................................  (21%)        (4%)
                                                                                 ===         ===

Three Months Ended October 31, 1996 and 1995

Total Revenues. Total revenues were $23,263,000 for the three months ended October 31, 1996, a decrease of 7% from $25,044,000 for the same period in fiscal 1996. The decrease in total revenues was primarily attributable to a decrease in FLAME systems and software revenues, offset partially by initial commercial shipments of the Company's FIRE product. Revenues from FLAME software and systems, including hardware and software, were $6,930,000 for the three month period ended October 31, 1996, a decline of 51% from $14,085,000 for the same period in fiscal 1996, primarily as a result of some softening of demand for this high end visual effects product, combined with an aggressive sales program during the three months ended October 31, 1996, including system discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The decrease in FLAME sales was partially offset by increased sales of FLINT software and systems, including software and hardware, to $3,453,000 for the three month period ended October 31, 1996, an increase of 4% from $3,335,000 for the same period in fiscal 1996; and increased sales of INFERNO software and systems including software and hardware, to $3,282,000, an increase of 18% from $2,781,000 for the same period in fiscal 1996. Commercial shipments of FIRE systems began in October 1996. The Company recognized $4,655,000 of revenues related to FIRE systems, including hardware and software, in the three months ended October 31, 1996. Revenues from VAPOUR and FROST systems, including hardware and software, were $1,586,000 for the three month period ended October 31, 1996, a decline of 21% from $2,001,000 for the same period in fiscal 1996. VAPOUR and FROST technology was purchased on October 24, 1995 when the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH located in Geltendorf/Kaltenberg, Germany ("IMP") related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. Software only revenues were $1,223,000 for the three months ended October 31, 1996, a decrease of 45% from $2,144,000 for the same period in fiscal 1996. This decrease was primarily due to the recognition of previously deferred and upgrade INFERNO software revenue of approximately $1,000,000 in October 1995. Hardware only revenues, consisting primarily of the sale of disk arrays and other peripherals, were $2,409,000 for the three months ended October 31, 1996, an increase of 95% from $1,233,000 for the same period in fiscal 1996. This increase was primarily due to selling additional disk arrays and peripheral hardware to the Company's installed base. System revenues, which include software and hardware (composed of one or more of the following components: SGI workstations, disk arrays or other peripherals), were $16,273,000 for the three months ended October 31, 1996, a decrease of 13% from $18,728,000 for the same period in fiscal 1996. This decrease was primarily due to a decrease in FLAME system revenues. This decrease was partially offset by increased INFERNO and FLINT system revenues and by initial commercial shipments of FIRE systems.

Maintenance revenues were $2,447,000 (11% of total revenues) for the three months ended October 31, 1996, an increase of 85% from $1,320,000 (5% of total revenues) for the same period in fiscal 1996. Maintenance revenues increased due to the continued increase in the installed base of the Company's FLAME, FLINT and INFERNO systems during fiscal 1996 and the three month period ended October 31, 1996. Other revenues were $911,000 (4% of total revenues) for the three months ended October 31, 1996, a decrease of 40% from $1,522,000 (6% of total revenues) for the same period in fiscal 1996. Other revenues for the three month period ended October 31, 1996 and 1995 consisted primarily of rentals, systems integration, and training services provided to customers. The decrease in other revenues for the three months ended October 31, 1996 was attributable to a decrease in rentals of the Company's FLAME systems in this quarter.

Revenues from customers outside of North America were $11,554,000 for the three months ended October 31, 1996, a decrease of 13% from $13,342,000 for the same period in fiscal 1996. These revenues accounted for approximately 50% and 53%, respectively, of total revenues for these periods. The decrease was attributable primarily to a decrease in FLAME system sales in Europe. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues.

Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (primarily SGI workstations), cost of hardware service contracts, costs for integration and hardware assembly, cost of service personnel and the facilities, and computing, benefits and other administrative costs allocated to such personnel. Cost of revenues was $12,287,000 for the three months ended October 31, 1996, as compared to $10,564,000 for the same period in fiscal 1996, an increase of 16%. Cost of revenues was 53% and 42% of total revenues for the fiscal 1997 and 1996 periods, respectively. The increase as a percentage of total revenues was due to (1) lower margins realized on systems sold under an aggressive sales program, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996; (2) a decrease in software only sales as a percentage of revenue for the three month period ended October 31, 1996; and, (3) the recognition of previously deferred and upgrade software revenue in October 1995 for INFERNO software of approximately $1,000,000. Should revenues increase, the Company believes that cost of revenues as a percentage of revenues should decrease.

Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $2,678,000 for the three months ended October 31, 1996, an increase of 13% from $2,371,000 for the same period in fiscal 1996. Research and development expenses, after deducting tax credits, were 12% and 9% of total revenues for the three months ended October 31, 1996 and 1995, respectively. The increase in expenditures for the period, as compared to the same period in fiscal 1996, was due primarily to an increase in the number of software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to an increase in research and development equipment required for the additional personnel. However, as a result of the Company's restructuring plan which included reduction of personnel, closure of certain research and development offices, and consolidation of all software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the three months ended October 31, 1996, research and development expenses decreased 40%, from $4,442,000 for the three month period ended July 31, 1996. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from its post-restructuring levels. However, should revenues increase, the Company believes that research and development expenses as a percentage of revenues should decrease.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel and tradeshow expenses. Sales and marketing expenses were $6,017,000 for the three months ended October 31, 1996, an increase of 11% from $5,433,000 for the same period in fiscal 1996. Sales and marketing expenses as a percentage of total revenues were 26% and 22% for the three months ended October 31, 1996 and 1995, respectively. The increase in expenditures for the period, as compared to the same period in fiscal 1996, resulted primarily from the continued expansion of the Company's direct sales organization, including the operating costs of domestic sales offices and foreign subsidiaries. However, as a result of the Company's restructuring plan, which included a reduction of personnel and the closure of the Florida sales office and the relocation of the New York demonstration center during the fourth fiscal quarter of 1996, sales and marketing expenses decreased 17%, from $7,278,000 for the three month period ended July 31, 1996. The Company expects that sales and marketing expenses will increase from its post-restructuring levels. However, should revenues increase, the Company believes that sales and marketing expenses as a percentage of revenues should decrease.

General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $1,516,000 for the three months ended October 31, 1996, a decrease of 2% from $1,542,000 for the same period in fiscal 1996. General and administrative expenses as a percentage of total revenues were 6% for both the three month periods ended October 31, 1996 and 1995. The decrease in expenditures for the period, as compared to the same period in fiscal 1996, resulted primarily from the implementation of the Company's restructuring plan under which the Company closed its administrative office in Cambridge, Massachusetts during the fourth fiscal quarter of 1996. Consequently, the Company realized a reduction in general and administrative expenses in the three month period ended October 31, 1996. These reductions were partially offset by general salary increases and increases in insurance premiums associated with the growth of the Company's infrastructure. The Company believes that general and administrative expenses should increase from its post-restructuring levels.

Charge for Purchased Research and Development. In connection with the COSS/IMP acquisition, the Company expensed $8,500,000 of in process research and development in the three month period ended October 31, 1995. This write-off represented approximately 34% of total revenues for the three months ended October 31, 1995.


Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income. In the first quarter of fiscal 1997, the Company recorded foreign currency translation losses of approximately $1,135,000 (of which approximately $955,000 are unrealized) as compared to a loss of approximately $254,000 for the first quarter of fiscal 1996. The gains and losses are primarily a result of translating the US dollar denominated intercompany balances due to the parent Company, and the US dollars held by the parent Company. The balances and the cash are remeasured into the Canadian dollar every reporting period. The remeasurement results in either unrealized gains or losses depending on the exchange rate between the Canadian and US dollars.

Provision for Income Taxes. The Company's provision for income taxes for the three months ended October 31, 1996 was $652,000 compared to $2,117,000 for the three month period ended October 31, 1995. The provision for both periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the period ended October 31, 1996 resulted from taxable earnings in jurisdictions where the Company did not have tax loss carry-forwards.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of October 31, 1996, the Company had cash of approximately $29,624,000. The Company has a demand line of credit with a bank under which the Company may borrow at a rate of prime plus 1% up to CDN$3,600,000 (or approximately $2,694,000 at October 31, 1996).

Advances under the line are based on 75-90% of accounts receivable balances and 60% of Canadian federal and provincial research and development grants. Additionally, the Company has a CDN$600,000 (or approximately $449,000 at October 31, 1996) demand leasing facility. The line and leasing facility are secured by all of the Company's assets, its insurance on the lives of key executives and its Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of October 31, 1996, no amounts were outstanding under the leasing facility or under the line of credit. The Company is in breach of certain covenants and does not plan to obtain a waiver, therefore, these credit facilities are not available.

The Company's operating activities, including research and development tax credits, provided cash of $8,454,000 for the three months ended October 31, 1996 and used $4,778,000 of cash for the same period in fiscal 1996. The principal sources of cash for the three months ended October 31, 1996 were the decrease in accounts receivable, the decrease in inventory, the increase in deferred revenue, and the decrease in taxes receivable. These sources of cash were offset by the decrease in accounts payable and accrued expenses and the decrease in customer deposits. Accounts receivable decreased during the three months ended October 31, 1996 as a result of the Company's efforts to collect older accounts receivable as well as increased levels of payments received for sales during the quarter. Due to the anticipated release of FIRE, the Company received a high level of deposits at the end of fiscal 1996 and during the first fiscal quarter of 1997 related to sales recorded during the first fiscal quarter of 1997. Inventory levels decreased during the three months ended October 31, 1996 as a result of an aggressive sales program, including product discounting, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. During the first fiscal quarter of 1997, the Company used approximately $1,200,000 in cash to pay for various restructuring expenses, primarily related to severance and lease costs. Net cash used in the same period in fiscal 1996 was composed primarily of increases in accounts receivable, decreases in accounts payable and accrued liabilities and income taxes payable.

The Company's investing activities used cash of $1,707,000 for the three months ended October 31, 1996, primarily for the renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area. The Company's investing activities used cash of $8,777,000 for the three month period ended October 31, 1995 primarily for the acquisition of COSS/IMP (approximately $5,045,000), the purchase of an office building in London, England (1,148,000, or approximately $1,814,000), and the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operations of the Company.

Financing activities provided cash of $385,000 for the three months ended October 31, 1996, from proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan. Financing activities used cash of $47,000 for the three months ended October 31, 1995, for the payment of capital lease obligations less proceeds from common stock option exercises.

As of October 31, 1996, the Company did not have any material commitments for capital expenditures.

The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financing. The Company has undertaken a restructuring that has decreased operating expenses from levels experienced during the fourth fiscal quarter of 1996, however, there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1997.

Certain Factors That May Affect Future Results

Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, the implementation of the restructuring plan, statements regarding the adequacy of cash to meet operations, statements concerning expense levels and such expenses as a percentage of revenues, and the portion of revenues from customers outside North America) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's 10-K for the year ended July 31, 1996 and from time to time in the Company's other filings with the Securities and Exchange Commission.

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

The Company's systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products, including the recently announced SGI workstation. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. The Company relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

The Company is in the process of implementing a restructuring plan. There can be no assurance that the Company will be successful in implementing the restructuring plan, or that the Company will not have to take further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

As discussed in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements, however, the Company recorded an accrual of $2,506,000, as estimated legal fees to defend against these lawsuits, during the fourth fiscal quarter of 1996, of which $2,215,000 remained in accounts payable and accrued expenses at October 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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

The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Prior to fiscal 1996, the Company generally experienced greater revenues during its third and fourth quarters following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been taken. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $2,215,000 remained in accounts payable and accrued expenses at October 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

Items 2.-5.          Not applicable

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

                                     DISCREET LOGIC INC.


December 16, 1996                    by: /s/ FRANCOIS PLAMONDON
                                         ----------------------
                                         Francois Plamondon
                                         Senior Vice President
                                             Chief Financial Officer,
                                             Treasurer and Secretary