Form 10-Q
period 1996-12-31
DISCREET LOGIC INC
filed 1997-02-14
CIK 943318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 1996

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

Yes  X    No
   -----     -----

28,012,565 shares of the registrant's Common shares, without par value, were outstanding as of February 12, 1997.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                    CONTENTS


Item Number                                                                                              Page
-------------                                                                                            ----

PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
               Balance Sheets:.........................................................................   3
                    July 31, 1996 and December 31, 1996
               Statements of Operations:...............................................................   4
                    Three months ended January 31, 1996 and
                    Two months ended December 31, 1996
                    Six months ended January 31, 1996 and
                    Five months ended December 31, 1996
               Statements of Cash Flows:...............................................................   5
                    Six months ended January 31, 1996 and
                    Five months ended December 31, 1996
               Notes to Condensed Consolidated Financial Statements....................................   6

Item 2.  Management's Discussion and Analysis of Financial.............................................   8
             Condition and Results of Operations

         Certain Factors That May Affect Future Results................................................  14

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................  16

Item 4.  Submission of Matters to a Vote of Security Holders...........................................  16

Item 6.  Exhibits and Reports on Form 8-K..............................................................  17

Signatures.............................................................................................  18

                       DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE DATA)

                                                                        July 31,      December 31,
                                                                         1996            1996
                                                                      ----------    -------------
                 ASSETS
                                                                                    (Unaudited)
Current  Assets:
  Cash and cash equivalents.......................................     $ 21,658          $ 36,267
  Accounts receivable (less reserves for doubtful accounts).......       16,074            13,460
  Inventory-
     Resale.......................................................       11,556             5,174
     Demonstration................................................        4,274             2,315
  Income taxes receivable.........................................        3,191               284
  Other current assets............................................        3,640             3,982
                                                                       --------          --------
                                                                         60,393            61,482
Property and equipment - less accumulated depreciation and
  amortization....................................................       10,037             8,946
Deferred income taxes.............................................        4,722             5,390
Other assets......................................................        1,140             1,023
Assets held for resale............................................        3,856             5,053
                                                                       --------          --------
                                                                       $ 80,148          $ 81,894
                                                                       ========          ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses...........................     $ 28,950          $ 26,290
  Deferred revenue................................................        4,770             8,064
  Customer deposits...............................................        2,618             1,683
  Due to related parties..........................................           25                -
                                                                       --------          --------
                                                                         36,363            36,037
                                                                       --------          --------
  Deferred income taxes...........................................        1,442             1,585
                                                                       --------          --------
Shareholders' equity.............................................
  Preferred shares - no par value
    Authorized - unlimited number of shares
    Issued and outstanding - None
  Common shares - no par value
    Authorized - unlimited number of shares
    Issued and outstanding - 27,699,426 shares at
       July 31, 1996 and 27,962,598 at December 31, 1996...........      78,923            79,763
  Accumulated deficit..............................................     (35,883)          (34,730)
  Cumulative translation adjustment................................        (697)             (761)
                                                                       --------          --------
    Total shareholders' equity....................................       42,343            44,272
                                                                       --------          --------
                                                                       $ 80,148          $ 81,894
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                Three          Two           Six            Five
                                                                Months        Months        Months         Months
                                                                 Ended        Ended          Ended          Ended
                                                              January 31,  December 31,  January 31,    December 31,
                                                                 1996          1996          1996           1996
                                                            ------------   ------------  -------------  -------------

Total revenues.........................................     $ 25,225          $ 16,833       $ 50,269       $ 40,096
Cost of revenues.......................................       13,752             8,003         24,316         20,290
                                                            --------          --------       --------       --------
      Gross profit.....................................       11,473             8,830         25,953         19,806
                                                            --------          --------       --------       --------

Operating expenses.....................................
      Research and development (net of tax credits)....        3,522             1,575          5,893          4,253
      Sales and marketing..............................        6,153             4,610         11,586         10,627
      General and administrative.......................        2,022             1,189          3,564          2,705
      Charge for purchased research and
         development...................................          -                 -            8,500             -
                                                            --------          --------       --------       --------
           Total operating expenses....................       11,697             7,374         29,543         17,585
                                                            --------          --------       --------       --------
           Operating income (loss).....................         (224)            1,456         (3,590)         2,221

Other income, net......................................        1,495             1,819          1,770            894
                                                            --------          --------       --------       --------
      Income (loss) before income taxes................        1,271             3,275         (1,820)         3,115
Provision for income taxes.............................          496             1,310          2,613          1,962
                                                            --------          --------       --------       --------

      Net income (loss)................................     $    775          $  1,965       $ (4,443)      $  1,153
                                                            ========          ========       ========       ========
Net income (loss) per common share.....................     $   0.03          $   0.07       $  (0.17)      $   0.04
                                                            ========          ========       ========       ========
Weighted average common shares outstanding.............       29,146            28,444         26,165         28,413
                                                            ========          ========       ========       ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                            Six Months          Five Months
                                                                               Ended               Ended
                                                                         January 31, 1996    December 31, 1996
                                                                        ------------------   ------------------

Cash flows from operating activities:
  Net income (loss).....................................................     $ (4,433)            $  1,153
  Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities-
    Depreciation and amortization.......................................        2,075                2,597
    Deferred income taxes...............................................       (1,592)                (463)
    Write off of in process research and development....................        8,500                   -
    Changes in assets and liabilities-
       Accounts receivable..............................................       (8,503)               2,614
       Inventory........................................................          596                9,089
       Income taxes receivable..........................................           -                 2,907
       Other current assets.............................................         (731)                (527)
       Accounts payable and accrued expenses............................        5,128               (2,415)
       Deferred revenue.................................................          703                3,294
       Income taxes payable.............................................       (5,557)                  -
       Customer deposits................................................          (42)                (934)
       Due to related parties...........................................          (20)                 (25)
                                                                             --------             --------
    Net cash provided by (used in) operating activities.................       (3,876)              17,290
                                                                             --------             --------
Cash flows from investing activities:
  Purchase of property and equipment....................................       (8,898)              (3,084)
  Cash paid for COSS/IMP acquisition and related costs..................       (5,545)                  -
                                                                             --------             --------
    Net cash used in investing activities...............................      (14,443)              (3,084)
                                                                             --------             --------
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs........       27,382                  -
  Proceeds from subscription receivable.................................        1,654                  -
  Proceeds from option exercises........................................          894                  640
  Proceeds from employee stock purchase plan............................           -                   200
  Payment of capital lease obligations..................................         (206)                  -
                                                                             --------             --------
    Net cash provided by financing activities...........................       29,715                  840
                                                                             --------             --------
Foreign exchange effect on cash.........................................       (1,121)                (437)
                                                                             --------             --------
Increase in cash and cash equivalents...................................       10,275               14,609
Cash and cash equivalents, beginning of period..........................       40,987               21,658
                                                                             --------             --------
Cash and cash equivalents, end of period................................     $ 51,262             $ 36,267
                                                                             ========             ========
Supplemental disclosure of cash flow information:
  Interest paid during the period.......................................     $    126             $     14
                                                                             --------             --------
  Income taxes paid during the period...................................     $  7,056             $    622
                                                                             --------             --------
In connection with the acquisition of COSS/IMP in October 1995, the following non cash transaction occurred:
    Fair value of assets acquired.......................................     $ 12,408             $    -
    Liabilities assumed.................................................         (344)                 -
    Cash acquired.......................................................         (519)                 -
    Issuance of 300,000 shares of Common Stock..........................       (6,000)                 -
                                                                             --------             --------
Cash paid for acquisition, net of cash acquired.........................     $  5,545             $    -
                                                                             ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 1996. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the two month and five month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


(2)  Change in Fiscal Year

     On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change is effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the two month period ended December 31, 1996 and three month period ended January 31, 1996 and the five month period ended December 31, 1996 and six month period ended January 31, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the two and five month periods ended December 31, 1996 are not directly comparable with those of the fiscal 1996 periods presented and the current periods' results are not necessarily indicative of results for full quarterly periods.

(3)  Secondary Offering

     In December 1995, the Company completed a secondary offering of 970,120 Common Shares at a per share price of $30.25, resulting in proceeds of approximately $28,158,000 net of issuance costs and their related tax effects.


(4)  Litigation

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

     Although the Company denies all material allegations of these complaints and intends to vigorously defend against these claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been recorded. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $2,125,000 remained in accounts payable and accrued expenses at December 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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

Recent Developments

    On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change is effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the two month period ended December 31, 1996 and three month period ended January 31, 1996 and the five month period ended December 31, 1996 and six month period ended January 31, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the two and five month periods ended December 31, 1996 are not directly comparable with those of the fiscal 1996 periods presented and the current periods' results are not necessarily indicative of results for full quarterly periods.

    In response to the fiscal 1996 financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan was to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development in its Montreal headquarters, discontinue certain product lines, and restructure its sales force to place more emphasis on indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997.

    The Company's restructuring plan included a 28% reduction in its workforce, approximately 110 positions, bringing the Company's headcount to a level which the Company believes is more closely aligned with its current revenues. This headcount reduction commenced in the fourth fiscal quarter of 1996 and was substantially completed as of the end of the first fiscal quarter of 1997. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices:
Cambridge, Massachusetts (including administrative offices); Connecticut; London; and Innsbruck. The Company expects to complete the closure of its research and development office in Paris by the end of the Company's third fiscal quarter of 1997.

    In connection with the restructuring plan, the Company has expanded and expects to further expand the number of distributors selling the Discreet Logic systems. In addition, a significant number of distributors will now be allowed to sell FLAME, INFERNO, and FIRE systems as well as FLINT systems which they previously distributed.

    There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

Results of Operations

The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                                             Three           Two           Six           Five
                                             Months        Months         Months        Months
                                             Ended          Ended         Ended          Ended
                                          January 31,   December 31,   January 31,   December 31,
                                              1996          1996           1996          1996
                                        -------------  ------------- ------------- -------------
Total revenues........................       100%           100%          100%          100%
Cost of revenues......................        55             48            48            51
                                             ---            ---           ---           ---
  Gross profit........................        45             52            52            49
                                             ---            ---           ---           ---
Operating expenses:
  Research and development............        14              9            12            10
  Sales and marketing.................        24             27            23            26
  General and administrative..........         8              7             7             7
  Charge for purchased research and
    development.......................        -              -             17            -
                                             ---            ---           ---           ---
  Total operating expenses............        46             43            59            43
                                             ---            ---           ---           ---
  Operating income (loss).............        (1)             9            (7)            6
Other income, net.....................         6             11             3             2
                                             ---            ---           ---           ---
Income (loss) before income taxes.....         5             20            (4)            8
Provisions for income taxes...........         2              8             5             5
                                             ---            ---           ---           ---
  Net income (loss)...................         3%            12%           (9)%           3%
                                             ===            ===           ===           ===

Two Month Period Ended December 31, 1996 and Three Month Period Ended January 31, 1996 and Five Month Period Ended December 31, 1996 and Six Month Period Ended January 31, 1996

    Total Revenues. Total revenues were $16,833,000 for the two month period ended December 31, 1996, and $25,225,000 for the three month period ended January 31, 1996. Total revenues were $40,096,000 for the five month period ended December 31, 1996 and $50,269,000 for the six month period ended January 31, 1996. Revenues from FLAME software and systems, including software and hardware, were $3,813,000 (23% of total revenues) and $13,632,000 (54% of total revenues) for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $10,743,000 (27% of total revenues) and $27,705,000 (55% of total revenues) for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The decrease in FLAME revenues as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 was primarily a result of customers opting for the Company's premier resolution-independent effects system, INFERNO, combined with some softening of demand for FLAME. The decrease in FLAME revenues as a percentage of total revenues for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 was primarily a result of customers opting for the Company's premier resolution-independent effects system, INFERNO, combined with some softening of demand for FLAME and an aggressive sales program during the three month period ended October 31, 1996, including system discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The decrease in FLAME revenues as a percentage of total revenues was partially offset by the increase in FLINT and INFERNO revenues as a percentage of total revenues due to the initial commercial shipment of FLINT RT and the increased market penetration of both FLINT and INFERNO. Sales of FLINT software and systems, including software and hardware, were $3,467,000 (20% of total revenues) and $3,200,000 (13% of total revenues) for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $6,920,000 (17% of total revenues) and $6,527,000 (13% of total revenues) for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Sales of INFERNO software and systems, including software and hardware, were $3,413,000 (20% of total revenues) and $3,388,000 (13% of total revenues) for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $6,695,000 (16% of total revenues) and $6,173,000 (12% of total revenues) for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Commercial shipments of FIRE systems, including software and hardware, began in October 1996. Sales of FIRE software and systems, including software and hardware, were $4,128,000 (25% of total revenues) and $8,783,000 (22% of total revenues) for the two month and five month periods ended December 31, 1996, respectively. Revenues from VAPOUR and FROST systems, including software and hardware, were $76,000 (1% of total revenues) and $2,335,000 (9% of total revenues) for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $1,661,000 (4% of total revenues) and $4,352,000 (9% of total revenues) for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Due to the high average sales price, the timing of purchase orders and the lengthy sales cycle of VAPOUR and FROST systems, a limited number of these systems sales could account for a substantial portion of the Company's total revenues. VAPOUR and FROST revenues as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 decreased because there were no VAPOUR and FROST system sales in the two month period ended December 31, 1996. The VAPOUR and FROST technology was purchased on October 24, 1995 when the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany ("IMP") related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. Software only revenues were $1,767,000 and $806,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $2,990,000 and $2,957,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Hardware only revenues were $431,000 and $1,362,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $2,840,000 and $2,604,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. System revenues, which include software and hardware, were $12,699,000 and $20,386,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $28,972,000 and $39,195,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The fluctuations in the software only, hardware only and system revenues are due to the high average sales price of the Company's products, such that a limited number of sales can account for a substantial portion of total revenues.

    Maintenance revenues were $1,429,000 (8% of total revenues) for the two month period ended December 31, 1996, and $1,495,000 (6% of total revenues) for the three month period ended January 31, 1996. Maintenance revenues were $3,876,000 (10% of total revenues) for the five month period ended December 31, 1996 and $2,815,000 (6% of total revenues) for the six month period ended January 31, 1996. Maintenance revenues increased as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 due to the continued increase in the installed base of the Company's FLAME, FLINT, INFERNO and FIRE systems. The decrease in maintenance revenues, as a percentage of total revenues, for the two month period ended December 31, 1996 as compared to the five month period ended December 31, 1996 was as a result of a change in the Company's software support pricing model. Other revenues were $507,000 (3% of total revenues) for the two month period ended December 31, 1996, and $1,176,000 (5% of total revenues) for the three month period ended January 31, 1996. Other revenues were $1,418,000 (4% of total revenues) for the five month period ended December 31, 1996 and $2,698,000 (5% of total revenues) for the six month period ended January 31, 1996. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. Other revenues decreased as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 due to a decrease in rentals of the Company's FLAME systems in the two month and five month periods ended December 31, 1996.

    Revenues from customers outside of North America were $10,225,000 and $12,893,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $21,779,000 and $26,235,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. These revenues accounted for approximately 61% and 51% of total revenues for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and 54% and 52% of total revenues for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Revenues from customers outside of North America increased as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 as a result of the Company's increased penetration into the Asian markets. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its total revenues.

    Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly SGI workstations), cost of hardware service contracts, costs for integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel. Cost of revenues was $8,003,000 and $13,752,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, as compared to $20,290,000 and $24,316,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Cost of revenues was 48% and 55% of total revenues for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and 51% and 48% of total revenues for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The decrease in cost of revenues as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 was due to (1) an increase in software only revenues as a percentage of total revenues during the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996, and, (2) lower margins being realized on the sale of systems including SGI ONYX workstations, in the three month period ended January 31, 1996, primarily as a result of the Company's reducing the selling price of these systems. The increase in cost of revenues as a percentage of total revenues for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 was due to (1) lower margins realized on systems sold under an aggressive sales program during the three month period ended October 31, 1996, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996, and, (2) the recognition in the six month period ended January 31, 1996 of previously deferred and upgrade software revenue for INFERNO software of approximately $1,000,000. Should revenues increase, the Company believes that cost of revenues as a percentage of revenues should remain approximately the same.

    Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $1,575,000 and $3,522,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $4,253,000 and $5,893,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Research and development expenses, after deducting tax credits, were 9% and 14% of total revenues for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and 10% and 12% of total revenues for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The decrease in the research and development expenses, after deducting tax credits, as a percentage of total revenues, for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 was a result of the Company's restructuring plan which included reduction of personnel, closure of certain research and development offices, and consolidation of all software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the five month period ended December 31, 1996. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from its post-restructuring levels and as a percentage of revenues.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses and dealer commissions. Sales and marketing expenses were $4,610,000 and $6,153,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $10,627,000 and $11,586,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. Sales and marketing expenses as a percentage of total revenues were 27% and 24% for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and 26% and 23% for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The increase in sales and marketing expenses as a percentage of total revenues for the two month period ended December 31, 1996 as compared to the three month period ended January 31, 1996 as well as for the five month period ended December 31, 1996 as compared to the six month period ended January 31, 1996 resulted primarily from the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries. These increases were partially offset by the implementation of the Company's restructuring plan, which included a reduction of personnel and the closure of the Florida sales office and the relocation of the New York demonstration center during the fourth fiscal quarter of 1996. The Company expects that sales and marketing expenses will increase from its post-restructuring levels. However, should revenues increase, the Company believes that sales and marketing expenses as a percentage of revenues should decrease.

    General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $1,189,000 and $2,022,000 for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and $2,705,000 and $3,564,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. General and administrative expenses as a percentage of total revenues were 7% and 8% for the two month period ended December 31, 1996 and three month period ended January 31, 1996, respectively, and 7% for both the five month period ended December 31, 1996 and six month period ended January 31, 1996. The Company believes that general and administrative expenses should increase from its post-restructuring levels. However, the Company expects that general and administrative expenses, as a percentage of revenues, will remain approximately the same.

    Charge for Purchased Research and Development. In connection with the COSS/IMP acquisition, the Company expensed $8,500,000 of in process research and development in the six month period ended January 31, 1996. This write-off represented approximately 17% of total revenues for the six month period ended January 31, 1996.

    Other Income. Other Income primarily consists of foreign currency gains and losses and interest income. The Company recorded foreign currency translation gains of approximately $1,593,000 for the two month period ended December 31, 1996 as compared to $832,000 for the three month period ended January 31, 1996. The Company recorded foreign currency translation gains of $458,000 for the five month period ended December 31, 1996 as compared to $579,000 for the six month period ended January 31, 1996. The gains and losses are primarily a result of the Company and each subsidiary translating inter-company balances denominated in a currency other than its own functional currency. These balances are re-measured into the functional currency of each company every reporting period. This re-measurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

    Provision for Income Taxes. The Company's provision for income taxes for the two month period ended December 31, 1996 and for the three month period ended January 31, 1996 was $1,310,000 and $496,000, respectively and $1,962,000 and
$2,613,000 for the five month period ended December 31, 1996 and six month period ended January 31, 1996, respectively. The provision for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the two month and five month periods ended December 31, 1996 resulted from taxable earnings in jurisdictions where the Company did not have tax loss carry-forwards. In the six month period ended January 31, 1996 the Company recorded a charge of $8,500,000 for acquired research and development and for which no tax benefit was recorded due to the uncertainty of realizing the future tax benefit of such charge.

Liquidity And Capital Resources

    The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of December 31, 1996, the Company had cash of approximately $36,267,000. The Company has a demand line of credit with a bank under which the Company may borrow at a rate of prime plus 1% up to CDN$3,600,000 (or approximately $2,627,000 at December
31, 1996).    Advances under the line are based on 75-90% of accounts receivable balances and 60% of Canadian federal and provincial research and development grants. Additionally, the Company has a CDN$600,000 (or approximately $438,000 at December 31, 1996) demand leasing facility. The line and leasing facility are secured by all of the Company's assets, its insurance on the lives of key executives and its Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and
equity to assets ratios.   As of December 31, 1996, no amounts were outstanding
under the leasing facility or under the line of credit. The Company is in breach of certain covenants and does not plan to obtain a waiver, therefore, these credit facilities are not available.

    The Company's operating activities, including research and development tax credits, provided cash of $17,290,000 for the five month period ended December 31, 1996 and used $3,876,000 of cash for the six month period ended January 31, 1996. The principal sources of cash for the five months ended December 31, 1996 were the decrease in accounts receivable, the decrease in inventory, the increase in deferred revenue, and the decrease in income taxes receivable.
These sources of cash were offset by the decrease in accounts payable and accrued expenses and the decrease in customer deposits. Accounts receivable decreased during the five months ended December 31, 1996 as a result of the Company's efforts to collect older accounts receivable as well as increased levels of payments received for sales during the five month period. Due to the anticipated release of FIRE, the Company received a high level of deposits at the end of fiscal 1996 and during the three month period ended October 31, 1996 related to sales recorded during the five month period ended December 31, 1996. Inventory levels decreased during the five month period ended December 31, 1996 as a result of an aggressive sales program during the three month period ended October 31, 1996, including product discounting, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996 as well as aggressive inventory management throughout the five month period ended December 31, 1996. During the five month period ended December 31, 1996, the Company used approximately $1,940,000 in cash to pay for various restructuring expenses, primarily related to severance and lease costs. Net cash used in the six month period ended January 31, 1996 was composed primarily of increases in accounts receivable, and decreases in income taxes payable offset by increases in accounts payable and accrued expenses.

    The Company's investing activities used cash of $3,084,000 for the five month period ended December 31, 1996, primarily for the renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area. The Company's investing activities used cash of $14,443,000 for the six month period ended January 31, 1996 primarily for the acquisition of COSS/IMP (approximately $5,545,000), the purchase of an office building in London, England ((Pounds)1,148,000, or approximately $1,730,000), the purchase of land and an office building in Montreal, Quebec (CDN$1,730,000, approximately $1,250,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operations of the Company.

    Financing activities provided cash of $840,000 for the five month period ended December 31, 1996, from proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan. Financing activities provided cash of $29,715,000 for the six month period ended January 31, 1996, primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises less payment of capital lease obligations.

    As of December 31, 1996, the Company did not have any material commitments for capital expenditures.

    The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financing. The Company has undertaken a restructuring that has decreased operating expenses from levels experienced during the fourth fiscal quarter of 1996, however there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through calendar 1997.

Certain Factors That May Affect Future Results

    Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, the implementation of the restructuring plan, statements regarding the adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, and the portion of revenues from customers outside North America) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Form 10-K for the year ended July 31, 1996 and from time to time in the Company's other filings with the Securities and Exchange Commission.

    The Company's future results are subject to substantial risks and uncertainties. The Company has derived substantially all of its historical revenue from sales of FLAME and FLINT systems and related maintenance and support services. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as the Company enters new markets and distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete successfully. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations.

    The Company's systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products, including recently announced SGI workstations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. The Company relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

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

    As discussed in Note 4 to the accompanying Condensed Consolidated Financial Statements, the Company has been named as a defendant in two class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. However, the Company recorded an accrual of $2,506,000, as estimated legal fees to defend against these lawsuits, during the fourth fiscal quarter of 1996, of which $2,125,000 remained in accounts payable and accrued expenses at December 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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

    The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Prior to fiscal 1996, the Company generally experienced greater revenues during its third and fourth quarters following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter-to-quarter and may result in unanticipated quarterly earnings shortfalls or losses. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

    Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been taken. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $2,125,000 remained in accounts payable and accrued expenses at December 31, 1996. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.


Items 2.-3.  Not applicable


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

At the Annual Meeting of Shareholders held on January 9, 1997 pursuant to the Notice of Annual Meeting of Shareholders dated November 27, 1996.

1. the proposal to elect the following nominees as directors, to serve for a two-year term or until their successors are elected and qualified, was approved (vote results as follows):

                     Class of              Votes
      Nominee        Director  Votes for   Withheld  Abstained
-------------------  --------  ----------  --------  ---------
Brian P. Drummond       II     22,271,811    72,272          0
Perry M. Simon          II     22,275,751    68,332          0
Gary G. Tregaskis       II     22,237,626   106,457          0

   At the Annual Meeting of Shareholders held on January 18, 1996, Messrs. Richard Szalwinski and Thomas Cantwell were elected to Class I of the Company's Board of Directors to hold office until the Annual Meeting of Shareholders for fiscal 1997 and until their successors have been duly elected and qualified.

   Subsequent to the January 9, 1997 Annual Meeting of Shareholders, the Company's Board of Directors elected Mr. Pierre Desjardins as a Class I director of the Company's Board of Directors to fill the vacancy on the Board of Directors created by the resignation of Mr. Robert Hogan, a Class I director, effective as of the date of the January 9, 1997 Annual Meeting of Shareholders.

2. the proposal to appoint Arthur Andersen & Cie as independent accountants for the Company for fiscal 1997 and to authorize the Board of Directors to fix
   their remuneration was approved   (22,268,850 shares in favor; 54,093 shares
   against, with 21,140 shares abstaining).

There were no other matters submitted to a vote of the Company's shareholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      Exhibit                Description of Exhibit
      -------                -----------------------

      Exhibit 27.1           Financial Data Schedule

(b)  Reports on Form 8-K.

      Date of Report         Items Required
      --------------         --------------

      January 9, 1997        Item 8. Change in Fiscal Year

DISCREET LOGIC INC.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DISCREET LOGIC INC.




February 14, 1997              by:  /s/ FRANCOIS PLAMONDON
                                  ----------------------------
                                        Francois Plamondon
                                      Senior Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Secretary