Form 10-Q
period 1997-03-31
DISCREET LOGIC INC
filed 1997-05-15
CIK 943318

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Transition Period from           to

                        Commission file number 0-26100

                      ----------------------------------

                              DISCREET LOGIC INC.
             (Exact name of registrant as specified in its charter)


           QUEBEC                                  98-0150790
 (State or other jurisdiction                    (IRS Employer
of incorporation or organization)             Identification Number)


                     5505 BOULEVARD ST. LAURENT, SUITE 5200
                        MONTREAL, QUEBEC, CANADA H2T 1S6
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes    X    No
    -------    -------

28,027,583 shares of the registrant's Common shares, without par value, were outstanding as of May 12, 1997.

================================================================================

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                   Form 10-Q

                     For the Quarter ended March 31, 1997

                                   Contents

ITEM NUMBER                                                              PAGE
-----------                                                            ---------
PART I:   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
            Balance Sheets:........................................       3
            July 31, 1996 and March 31, 1997
            Statements of Operations:..............................       4
              Three months ended April 30, 1996 and
              March 31, 1997
              Nine months ended April 30, 1996 and
              Eight months ended March 31, 1997
            Statements of Cash Flows:..............................       5
              Nine months ended April 30, 1996 and
              Eight months ended March 31, 1997
            Notes to Condensed Consolidated Financial Statements...       6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................       8
          Certain Factors That May Affect Future Results...........      14
PART II:  OTHER INFORMATION
Item 1.   Legal Proceedings........................................      15
Item 4.   Submission of Matters to a Vote of Security Holders......      16
Item 6.   Exhibits and Reports on Form 8-K.........................      17
Signatures.........................................................      18

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

       (All amounts in thousands of U.S. dollars, except for share data)

                                            July 31,       March 31,
                                              1996           1997
                                            --------       --------
                                                          (Unaudited)
                    ASSETS
Current Assets:
  Cash and cash equivalents..............   $ 21,658       $ 40,982
  Accounts receivable (less reserves for
    doubtful accounts)...................     16,074         14,680
  Inventory-
    Resale...............................     11,556          9,867
    Demonstration........................      4,274          2,570
  Income taxes receivable................      3,191              -
  Other current assets...................      3,640          4,025
                                            --------       --------
                                              60,393         72,124
Property and equipment-less accumulated
  depreciation and amortization..........     10,037          8,267
Deferred income taxes....................      4,722          5,360
Other assets.............................      1,140            952
Assets held for resale...................      3,856          5,149
                                            --------       --------
                                            $ 80,148       $ 91,852
                                            ========       ========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses..   $ 28,950       $ 33,009
  Deferred revenue.......................      4,770          7,690
  Income taxes payable...................          -          1,440
  Customer deposits......................      2,618            891
  Due to related parties.................         25              -
                                            --------       --------
                                              36,363         43,030
                                            --------       --------
Deferred income taxes....................      1,442          1,711
                                            --------       --------
Shareholders' equity:
  Preferred shares-no par value
    Authorized-unlimited number of shares
    Issued and outstanding-none
  Common shares-no par value
    Authorized-unlimited number of shares
    Issued and outstanding-27,699,426
     shares at July 31, 1996 and
     28,014,887 at March 31, 1997........     78,923         79,925
  Accumulated deficit....................    (35,883)       (31,692)
  Cumulative translation adjustment......       (697)        (1,122)
                                            --------       --------
    Total shareholders' equity...........     42,343         47,111
                                            --------       --------
                                            $ 80,148       $ 91,852
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     (All amounts in thousands of U.S. dollars, except for per share data)
                                  (Unaudited)

                                            Three            Three            Nine            Eight
                                            Months          Months           Months          Months
                                            Ended            Ended           Ended            Ended
                                          April 30,        March 31,       April 30,        March 31,
                                             1996            1997             1996            1997
                                          ----------     -----------       ---------      ----------
Total revenues.........................   $  14,677      $  27,044         $  64,946        $ 67,139
Cost of revenues.......................      12,008         11,255            36,324          31,545
                                          ---------      ---------         ---------        --------
  Gross profit.........................       2,669         15,789            28,622          35,594
                                          ---------      ---------         ---------        --------
Operating expenses.....................
  Research and development (net of tax
   credits)............................       6,567          2,746            12,461           6,998
  Sales and marketing..................       7,224          6,534            18,810          17,162
  General and administrative...........       4,016          1,842             7,580           4,547
  Charge for purchased research and
   development.........................           -              -             8,500               -
                                          ---------      ---------         ---------        --------
     Total operating expenses..........      17,807         11,122            47,351          28,707
                                          ---------      ---------         ---------        --------
     Operating income (loss)...........     (15,138)         4,667           (18,729)          6,887
Other income (expense), net............      (1,334)            46               437             940
                                          ---------      ---------         ---------        --------
  Income (loss) before income taxes....     (16,472)         4,713           (18,292)          7,827
Provision (benefit) for income taxes...      (1,363)         1,674             1,249           3,636
                                          ---------      ---------         ---------        --------
  Net income (loss)....................   $ (15,109)      $  3,039         $ (19,541)       $  4,191
                                          =========      =========         =========        ========
Net income (loss) per common share.....   $    (.55)      $    .11         $    (.74)       $    .15
                                          =========      =========         =========        ========
Weighted average common shares
 outstanding...........................      27,398         28,711            26,557          28,542
                                          =========      =========         =========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (All amounts in thousands of U.S. dollars)
                                  (Unaudited)

                                                                    Nine Months     Eight Months
                                                                       Ended           Ended
                                                                  April 30, 1996   March 31, 1997
                                                                ----------------   --------------
Cash flows from operating activities:
Net income (loss).......................................             $(19,541)         $ 4,191
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities--
  Depreciation and amortization.........................                4,143            4,043
  Deferred income taxes.................................               (1,592)            (433)
  Write off of in process research and
   development..........................................                8,500                -
  Changes in assets and liabilities--
    Accounts receivable.................................               (4,604)           1,393
    Inventory...........................................               (8,960)           4,176
    Income taxes receivable.............................                    -            3,191
    Other current assets................................                 (865)            (571)
    Accounts payable and accrued expenses...............               10,832            4,304
    Deferred revenue....................................                1,194            2,920
    Income taxes payable................................               (7,273)           1,440
    Customer deposits...................................                  185           (1,727)
    Due to related parties..............................                  (16)             (25)
                                                                     --------          -------
  Net cash provided by (used in) operating activities...              (17,997)          22,902
                                                                     --------          -------
Cash flows from investing activities:
  Purchase of property and equipment....................              (13,678)          (4,206)
  Increase in other assets..............................                 (200)               -
  Cash paid for COSS/IMP acquisition and related costs..               (5,545)               -
                                                                     --------          -------
    Net cash used in investing activities...............              (19,423)          (4,206)
                                                                     --------          -------
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of
    issuance costs......................................               27,382                -
  Proceeds from subscription receivable.................                1,645                -
  Proceeds from option exercises........................                1,119              640
  Proceeds from employee stock purchase plan............                  302              201
  Payment of capital lease obligations..................                 (250)               -
                                                                     --------          -------
    Net cash provided by financing activities...........               30,198              841
                                                                     --------          -------
Foreign exchange effect on cash.........................                  103             (213)
                                                                     --------          -------
Increase (decrease) in cash and cash equivalents........               (7,119)          19,324
Cash and cash equivalents, beginning of period..........               40,987           21,658
                                                                     --------          -------
Cash and cash equivalents, end of period................             $ 33,868          $40,982
                                                                     ========          =======
Supplemental disclosure of cash flow information:
  Interest paid during the period.......................             $    264          $    17
                                                                     --------          -------
   Income taxes paid during the period..................             $  7,932          $   807
                                                                     --------          -------
In connection with the acquisition of  COSS/IMP in
  October 1995, the following non cash transaction
  occurred:
    Fair value of assets acquired.......................             $ 12,408          $     -
    Liabilities assumed.................................                 (344)               -
    Cash acquired.......................................                 (519)               -
    Issuance of 300,000 shares of Common Stock..........               (6,000)               -
                                                                     --------          -------
Cash paid for acquisition, net of cash acquired.........             $  5,545          $     -
                                                                     ========          =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended July 31, 1996. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and eight month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


(2)   CHANGE IN FISCAL YEAR

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three month period ended March 31, 1997 and three month period ended April 30, 1996 and the eight month period ended March 31, 1997 and nine month period ended April 30, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the eight month period ended March 31, 1997 are not directly comparable with those for the nine month period ended April 30, 1996 and the current eight month period's results are not necessarily indicative of results for a full nine month period.


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

  On April 29, 1997, a lawsuit entitled Anton Paparella, Sandra Esner and Geoffrey L. Sherwood, On Behalf of Themselves and All Others Similarly Situated vs. Discreet Logic Inc., et al., case No. C-97-1570, was filed in the United States District Court, Northern District of California. Named as defendants are the Company and certain of the Company's former and existing officers, directors and affiliates, and certain underwriters. The complaint asserts, in all material respects, the same factual allegations and proposes the same class period as the above-described California state court complaint filed in May 1996, except asserts claims under federal securities law instead of state law. The Company believes the allegations in the California federal complaint are without merit and intends to defend the lawsuit vigorously.

  Although the Company denies all material allegations of these complaints and intends to vigorously defend against these claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been recorded. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $1,741,000 remained in accounts payable and accrued expenses at March 31, 1997. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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


Recent Developments

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three month period ended March 31, 1997 and three month period ended April 30, 1996 and the eight month period ended March 31, 1997 and nine month period ended April 30, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the eight month period ended March 31, 1997 are not directly comparable with those for the nine month period ended April 30, 1996 and the current eight month period's results are not necessarily indicative of the results for a full nine month period.

  In response to the fiscal 1996 financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan was to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate software research and development in its Montreal headquarters, discontinue certain product lines, and restructure its sales force to place more emphasis on indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and expects implementation to continue throughout fiscal 1997.

  The Company's restructuring plan included a 28% reduction in its workforce, approximately 110 positions, bringing the Company's headcount to a level which the Company believes is more closely aligned with its current revenues. This headcount reduction commenced in the fourth fiscal quarter of 1996 and was substantially completed as of the end of the third fiscal quarter of 1997. As a result of the Company's consolidation of key research and development functions, the Company has closed the following research and development offices: Cambridge, Massachusetts (including administrative offices); Connecticut; London; and Innsbruck. The Company expects to complete the closure of its research and development office in Paris by the end of the Company's fourth fiscal quarter of 1997.

  In connection with the restructuring plan, the Company has expanded and expects to further expand the number of distributors selling the Discreet Logic systems. In addition, a significant number of distributors will now be allowed to sell FLAME, INFERNO, and FIRE systems as well as FLINT systems which they previously distributed.

  There can be no assurance that management will be successful in completing the implementation of the restructuring plan or that the Company will not take further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause a diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                                            Three       Three        Nine       Eight
                                            Months      Months      Months      Months
                                            Ended       Ended       Ended       Ended
                                          April 30,   March 31,   April 30,   March 31,
                                             1996        1997        1996        1997
                                          ---------   ---------   ---------   ---------
Total revenues........................       100%        100%        100%        100%
Cost of revenues......................        82          42          56          47
                                             ---         ---         ---         ---
  Gross profit........................        18          58          44          53
Operating expenses:
  Research and development.............       45          10          19          10
  Sales and marketing..................       49          24          29          26
  General and administrative...........       27           7          12           7
  Charge for purchased research and
    development........................        -           -          13           -
                                             ---         ---         ---         ---
     Total operating expenses..........      121          41          73          43
                                             ---         ---         ---         ---
  Operating income (loss)..............     (103)         17         (29)         10
Other income (expense), net............       (9)          -           1           1
                                             ---         ---         ---         ---
Income (loss) before income taxes......     (112)         17         (28)         11
Provision (benefit) for income
  taxes................................       (9)          6           2           5
                                             ---         ---         ---         ---
    Net income (loss)..................     (103)%        11%        (30)%         6%
                                             ===         ===         ===         ===

Three Month Periods Ended March 31, 1997 and April 30, 1996 and Eight Month Period Ended March 31, 1997 and Nine Month Period Ended April 30, 1996

  Total Revenues.   Total revenues were $27,044,000 for the three month period ended March 31, 1997, and $14,677,000 for the three month period ended April 30, 1996. Total revenues were $67,139,000 for the eight month period ended March 31, 1997 and $64,946,000 for the nine month period ended April 30, 1996. Revenues from FLAME software and systems, including software and hardware, were $7,262,000 (27% of total revenues) and $7,213,000 (49% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $18,005,000 (27% of total revenues) and $34,917,000 (54% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The flatness in FLAME revenues for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 was primarily a result of customers opting for the Company's premier resolution-independent effects system, INFERNO, combined with the significant growth in total revenues generated primarily from sales of FIRE and FLINT RT, both of which were introduced during fiscal 1997. The decrease in FLAME revenues for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 was primarily a result of customers opting for the Company's premier resolution-independent effects system, INFERNO, combined with some softening of demand for FLAME and an aggressive sales program during the three month period ended October 31, 1996, including system discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The decrease in FLAME revenues was offset by the increase in INFERNO and FLINT revenues as a result of their increased market penetration and by the initial commercial shipment of FLINT RT. Sales of FLINT software and systems, including software and hardware, were $5,584,000 (21% of total revenues) and $3,185,000 (22% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $12,503,000 (19% of total revenues) and $9,712,000 (15% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. Sales of INFERNO software and systems, including software and hardware, were $4,203,000 (16% of total revenues) and $1,538,000 (10% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $10,898,000 (16% of total revenues) and $7,711,000 (12% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. Commercial shipments of FIRE systems, including software and hardware, began in October 1996. Sales of FIRE software and systems, including software and hardware, were $6,032,000 (22% of total revenues) and $14,814,000 (22% of total revenues) for the three month and eight month periods ended March 31, 1997, respectively. Revenues from VAPOUR and FROST systems, including software and hardware, were $498,000 (2% of total revenues) and $157,000 (1% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $2,159,000 (3% of total revenues) and $4,509,000 (7% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. Due to the high average sales price, the timing of purchase orders and the lengthy sales cycle of VAPOUR and FROST systems, a limited number of these systems sales could account for a substantial portion of the Company's total revenues. VAPOUR and FROST revenues for the three month period ended March 31, 1997 included the sale of a full system, including software and hardware, explaining the increase in VAPOUR and FROST revenues when compared to the three month period ended April 30, 1996 which included the sale of software only. VAPOUR and FROST revenues for the eight month period ended March 31, 1997 declined when compared to the nine month period ended April 30, 1996 because the nine month period ended April 30, 1996 includes the sale of several systems. The VAPOUR and FROST technology was purchased on October 24, 1995 when the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany ("IMP") related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. Software only revenues were $2,033,000 and $954,000 for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $5,022,000 and $3,910,000 for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. Hardware only revenues were $1,421,000 and $970,000 for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $4,261,000 and $3,573,000 for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. System revenues, which include software and hardware, were $20,125,000 and $10,168,000 for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $49,096,000 and $56,845,000 for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The fluctuations in the software only, hardware only and system revenues are primarily due to the high average sales price of the Company's products, such that a limited number of sales can account for a substantial portion of total revenues.

  Maintenance revenues were $2,573,000 (10% of total revenues) for the three month period ended March 31, 1997, and $1,733,000 (12% of total revenues) for the three month period ended April 30, 1996. Maintenance revenues were $6,450,000 (10% of total revenues) for the eight month period ended March 31, 1997 and $4,548,000 (7% of total revenues) for the nine month period ended April 30, 1996. Maintenance revenues increased for the three and eight month periods ended March 31, 1997 as compared to the three and nine month periods ended April 30, 1996 due to the continued increase in the installed base of the Company's FLAME, FLINT, INFERNO and FIRE systems. Other revenues were $892,000 (2% of total revenues) for the three month period ended March 31, 1997, and $851,000 (6% of total revenues) for the three month period ended April 30, 1996. Other revenues were $2,310,000 (3% of total revenues) for the eight month period ended March 31, 1997 and $3,549,000 (6% of total revenues) for the nine month period ended April 30, 1996. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. Other revenues decreased for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 due to a decrease in rentals of the Company's FLAME systems.

  Revenues from customers outside of North America were $17,413,000 (64% of total revenues) and $6,694,000 (46% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $39,193,000 (58% of total revenues) and $32,930,000 (51% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. Revenues from customers outside of North America increased for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 as well as for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 as a result of the Company's increased penetration into the Asian markets, combined with North American customers' tendency to defer some purchasing decisions until the completion of the Annual Conference of the

National Association of Broadcasters (NAB) which is held in April, during the Company's fourth fiscal quarter. Due to the change in the Company's fiscal year end, NAB took place in the Company's third fiscal quarter in 1996 rather than its fourth fiscal quarter, as in the current fiscal year. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its total revenues, but as North American revenues increase, revenues from customers outside North America should decrease slightly as a percentage of total revenues.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics Inc. ("SGI")), cost of hardware service contracts, costs for integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel. Cost of revenues was $11,255,000 (42% of total revenues) and $12,008,000 (82% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $31,545,000 (47% of total revenues) and $36,324,000 (56% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The decrease in cost of revenues as a percentage of total revenues for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 as well as for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 was due primarily to the following factors: (1) software only revenues increased as a percentage of total revenues when compared to the prior fiscal periods, (2) the SGI workstation component of cost of revenues declined as the Company's installed base purchased additional software and storage media to add on to existing workstations, (3) the Company's growing penetration into the Asian markets where customers typically purchase only software or software and storage media bundles from the Company, and (4) during the quarter ended April 30, 1996, a $3,000,000 inventory reserve was recorded. The Company believes that cost of revenues as a percentage of total revenues was low in the quarter ended March 31, 1997 and should be approximately in the range of 45% to 47% of total revenues in future periods.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $2,746,000 (10% of total revenues) and $6,567,000 (45% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and $6,998,000 (10% of total revenues) and $12,461,000 (19% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The decrease in the research and development expenses, after deducting tax credits, for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 as well as for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 was due primarily to the following factors: (1) the provision, in the amount of $2,500,000, recorded during the quarter ended April 30, 1996, to reflect the uncertainty regarding the realizability of the Company's investment in the preferred shares of Essential Communications Corporation, and (2) the implementation of the Company's restructuring plan which included reduction of personnel, closure of certain research and development offices, and consolidation of software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the eight month period ended March 31, 1997. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from their current levels and as a percentage of revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses and dealer commissions. Sales and marketing expenses were $6,534,000 (24% of total revenues) and $7,224,000 (49% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996, respectively, and 17,162,000 (26% of total revenues) and $18,810,000 (29% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The decrease in sales and marketing expenses for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 as well as for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 resulted primarily from the implementation of the Company's restructuring plan, which included a reduction of personnel and the closure of the Florida sales office and the relocation of the New York demonstration center during the fourth fiscal quarter of 1996. These decreases were partially offset by the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries. The Company expects that sales and marketing expenses will increase from their current levels. However, should revenues increase, the Company believes that sales and marketing expenses as a percentage of revenues should decrease.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $1,842,000 (7% of total revenues) and $4,016,000 (27% of total revenues) for the three month periods ended March 31, 1997 and April 30, 1996 respectively, and $4,547,000 (7% of total revenues) and $7,580,000 (12% of total revenues) for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The decrease in general and adminstrative expenses for the three month period ended March 31, 1997 as compared to the three month period ended April 30, 1996 as well as for the eight month period ended March 31, 1997 as compared to the nine month period ended April 30, 1996 resulted primarily from the implementation of the Company's restructuring plan which included the reduction of administrative personnel as well as the closure of administrative offices in Cambridge, Massachussetts. Additionally, in the quarter ended April 30, 1996, the Company recorded a provision of $1,600,000 to increase its reserves for potentially uncollectible accounts receivable and to reflect certain recourse provisions associated with third party financing arrangements, and reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the value expected to be realized upon sale. The Company believes that general and administrative expenses should increase from their current levels. However, the Company expects that general and administrative expenses, as a percentage of revenues, should remain approximately the same.

  Charge for Purchased Research and Development.   In connection with the
COSS/IMP acquisition, the Company expensed $8,500,000 of in process research and development in the nine month period ended April 30, 1996. This write-off represented approximately 13% of total revenues for the nine month period ended April 30, 1996.

  Other Income.   Other income primarily consists of foreign currency gains and losses and interest income and expense. The Company recorded foreign currency translation losses of approximately $445,000 for the three month period ended March 31, 1997 as compared to losses of $1,810,000 for the three month period ended April 30, 1996. The Company recorded foreign currency translation gains of $13,000 for the eight month period ended March 31, 1997 as compared to $1,232,000 for the nine month period ended April 30, 1996. The gains and losses are primarily a result of the Company and each subsidiary translating inter-company balances denominated in a currency other than its own functional currency. These balances are re-measured into the functional currency of each company every reporting period. This re-measurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision (Benefit) for Income Taxes.   The Company's provision for income
taxes for the three month period ended March 31, 1997 was $1,674,000 as compared to a benefit for income taxes for the three month period ended April 30, 1996 of $1,363,000. The Company's provision for income taxes was $3,636,000 and $1,249,000 for the eight month period ended March 31, 1997 and nine month period ended April 30, 1996, respectively. The provision for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the three and eight month periods ended March 31, 1997 resulted from taxable earnings in jurisdictions where the Company did not have available tax loss carry-forwards partially offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. In the nine month period ended April 30, 1996 the Company recorded a charge of $8,500,000 for acquired research and development and for which no tax benefit was recorded due to the uncertainty of realizing the future tax benefit of such charge. The Company expects the provision as a percentage of pre-tax income to remain approximately the same as that for the quarter ended March 31, 1997.


Liquidity and Capital Resources

  The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the

Province of Quebec. As of March 31, 1997, the Company had cash of approximately $40,982,000. The Company has a demand line of credit with a bank under which the Company may borrow at a rate of prime plus 1% up to CDN$3,600,000 (or approximately $2,599,000 at March 31, 1997). Advances under the line are based on 75-90% of accounts receivable balances and 60% of Canadian federal and provincial research and development tax credits. Additionally, the Company has a CDN$600,000 (or approximately $433,000 at March 31, 1997) demand leasing facility. The line and leasing facility are secured by all of the Company's assets, its insurance on the life of a key executive and its Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of March 31, 1997, no amounts were outstanding under the leasing facility or under the line of credit.

  The Company's operating activities, including research and development tax credits, provided cash of $22,902,000 for the eight month period ended March 31, 1997 and used $17,997,000 of cash for the nine month period ended April 30, 1996. The principal sources of cash for the eight months ended March 31, 1997 were the increase in net income, the decreases in accounts receivable, inventory, and income taxes receivable, and the increases in deferred revenue, accounts payable and accrued expenses. These sources of cash were offset by the increase in other current assets, and the decrease in customer deposits. Accounts receivable decreased during the eight months ended March 31, 1997 as a result of the Company's efforts to collect older accounts receivable as well as increased levels of payments received for sales during the eight month period. Due to the anticipated release of FIRE, the Company received a high level of deposits at the end of fiscal 1996 and during the three month period ended October 31, 1996 related to sales recorded during the eight month period ended March 31, 1997. Inventory levels decreased during the eight month period ended March 31, 1997 as a result of an aggressive sales program during the three month period ended October 31, 1996, including product discounting, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996 as well as close monitoring of inventory throughout the eight month period ended March 31, 1997. This decrease in inventory was partially offset by the increased level of inventory purchases at the end of March 1997 for the NAB trade show which is held in April. During the eight month period ended March 31, 1997, the Company used approximately $368,000 in cash to pay for various restructuring expenses, primarily related to severance, lease costs and professional fees. Net cash used in the nine month period ended April 30, 1996 was composed primarily of increases in accounts receivable, inventory and income taxes receivable, offset by increases in accounts payable and accrued expenses and deferred revenue.

  The Company's investing activities used cash of $4,206,000 for the eight month period ended March 31, 1997, primarily for the renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area. The Company's investing activities used cash of $19,423,000 for the nine month period ended April 30, 1996 primarily for the acquisition of COSS/IMP (approximately $5,545,000), the purchase of an office building in London, England ((Pounds)1,148,000, or approximately $1,730,000), the purchase of land and an office building in Montreal, Quebec (CDN$1,730,000, or approximately $1,250,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operations of the Company.

  Financing activities provided cash of $841,000 for the eight month period ended March 31, 1997, from proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan. Financing activities provided cash of $30,198,000 for the nine month period ended April 30, 1996, primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises less payment of capital lease obligations.

  As of March 31, 1997, the Company did not have any material commitments for capital expenditures.

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


Certain Factors That May Affect Future Results

  Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, the implementation of the restructuring plan, statements regarding the adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the portion of revenues from customers outside North America, and statements regarding the Company's anticipated tax provision) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Form 10-K for the year ended July 31, 1996 and from time to time in the Company's other filings with the Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company has derived a substantial portion of its historical revenue from sales of FLAME and FLINT systems and related maintenance and support services. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as the Company enters new markets and distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete successfully. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations.

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

  As discussed in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Company has been named as a defendant in three class action lawsuits. Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. However, the Company recorded an accrual of $2,506,000, as estimated legal fees to defend against these lawsuits, during the fourth fiscal quarter of 1996, of which $1,741,000 remained in accounts payable and accrued expenses at March 31, 1997. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.

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

  The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenues because of the high average sales price of such systems and the timing of purchase orders. Prior to fiscal 1996, the Company generally experienced greater revenues during its third and fourth quarters following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter-to-quarter and may result in unanticipated quarterly earnings shortfalls or losses. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


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

  On April 29, 1997, a lawsuit entitled Anton Paparella, Sandra Esner and Geoffrey L. Sherwood, On Behalf of Themselves and All Others Similarly Situated vs. Discreet Logic Inc., et al., case No. C-97-1570, was filed in the United States District Court, Northern District of California. Named as defendants are the Company and certain of the Company's former and existing officers, directors and affiliates, and certain underwriters. The complaint asserts, in all material respects, the same factual allegations and proposes the same class period as the above-described California state court complaint filed in May 1996, except asserts claims under federal securities law instead of state law. The Company believes the allegations in the California federal complaint are without merit and intends to defend the lawsuit vigorously.

  Although the Company denies all material allegations of these complaints and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been taken. However, in the fourth fiscal quarter of 1996, the Company accrued $2,506,000 as estimated legal fees to defend against these lawsuits, of which $1,741,000 remained in accounts payable and accrued expenses at March 31, 1997. There can be no assurance that the ultimate outcome of these matters will not have a material adverse effect on the Company's business and results of operations.


ItemS 2.-3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Shareholders held on January 9, 1997 pursuant to the Notice of Annual Meeting of Shareholders dated November 27, 1996:

  1. the proposal to elect the following nominees as directors, to serve for a two-year term or until their successors are elected and qualified, was approved (vote results as follows):

                         Class of               Votes
        Nominee          Director  Votes for   Withheld  Abstained
-----------------------  --------  ----------  --------  ---------
Brian P. Drummond......      II     22,271,811    72,272        0
Perry M. Simon.........      II     22,275,751    68,332        0
Gary G. Tregaskis......      II     22,237,626   106,457        0

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

  There were no other matters submitted to a vote of the Company's shareholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.   Not applicable

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


                                  Discreet Logic Inc.


                                  by:  /s/ Francois Plamondon
                                      --------------------------
                                          Francois Plamondon
                                        Senior Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Secretary

May 15, 1997