Form 10-K
period 1997-06-30
DISCREET LOGIC INC
filed 1997-09-29
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-K

  (MARK ONE)

  [_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

  FOR THE FISCAL YEAR ENDED:

                                      OR

  [X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM AUGUST 1, 1996 TO JUNE 30, 1997

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

         10 DUKE STREET                                         H3C 2L7
    MONTREAL, QUEBEC, CANADA
 (Address of principal executive                               (Zip Code)
            offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (514) 393-1616

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON SHARES, WITHOUT PAR VALUE

                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 22, 1997 (based on the closing price as quoted by Nasdaq National Market as of such date) was $423,896,850. As of September 22, 1997, 28,817,128 of the registrant's common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1997 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

 The Company

  Discreet Logic Inc. ("Discreet Logic" or the "Company") develops, assembles, markets and supports non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, and HDTV. The Company's systems and software are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music videos, interactive game production and live broadcasting. Discreet Logic's systems have played key roles in the creation of special visual effects for recent films such as Forrest Gump, Independence Day, The Fifth Element, Batman & Robin, Contact and Air Force One; television programs and special events such as ABC's "World News Tonight with Peter Jennings" and the 1996 U.S. Presidential elections on ABC and CBS; music videos by artists including U2, REM, Rolling Stones and The Beatles; and commercials for clients such as Nike, Pepsi, AT&T and McDonald's.

  The Company believes that creative professionals in the film and video industries require systems and software that can integrate and simplify their work, enabling them to devote more time to creative activities and less time to technical tasks. Discreet Logic has traditionally offered turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by Silicon Graphics, Inc. ("SGI"), scaleable disk arrays and other peripherals. Through two recent acquisitions, the Company now offers editing software which runs on the Microsoft Windows NT operating system and special effects software which runs on the Microsoft Windows NT and Apple Macintosh operating systems. The Company's systems and software provide digital solutions for creative professionals to input, create, manipulate, store and output images in an integrated production environment. The Company's systems can be linked to enable users to collaborate and manage data more efficiently. In addition, by utilizing general purpose workstation technology, the Company's systems and software integrate more easily with third party software systems and devices.

  Discreet Logic's systems and software are focused towards three markets: special effects, editing and broadcast production. The Company's systems include its FLAME, FLINT, INFERNO, FIRE, VAPOUR and FROST systems. The Company's FLAME system is used to create, edit and composite special visual effects in an on-line, real-time environment, providing instant feedback to the creative professional. The Company's FLINT system contains virtually the same special visual effects features as FLAME, but because of platform limitations runs in a non-real-time environment. The Company's INFERNO system is an on-line, real-time digital system providing all of the features of FLAME with film tools, increased film resolution and color control for digital film work. The Company's FLAME, FLINT and INFERNO systems run on SGI platforms, are resolution independent and allow users to work on uncompressed images from a variety of media sources in the full range of resolutions necessary for film and video (including HDTV). The Company's FIRE system runs on an SGI platform and is an uncompressed, on-line, non-linear digital video editing system with special effects capabilities. Commercial shipments of FIRE systems, including software and hardware, began in October 1996. In the broadcast production market, the Company offers its VAPOUR system, an SGI-based, integrated graphics system, which is used to create computer generated locales, also known as virtual sets, for news, sports and entertainment programming, and FROST, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments for broadcast companies. The Company sells its systems and software worldwide through a direct sales force as well as through distributors. The Company's software-only products include its recently acquired ILLUMINAIRE product line and OnLINE product, and when sold through the Company's indirect sales channel, the Company's FLINT software. The Company's ILLUMINAIRE product line consists of Microsoft Windows NT and Apple Macintosh-based paint and compositing software for producing effects, interactive content and graphics design. The Company's OnLINE product is a non-linear video and digital media editing software product that runs on the Microsoft Windows NT operating system.

  Discreet Logic's strategy is to maintain and enhance its position as a leading provider of digital systems by continuing to develop, integrate and support complete systems that include applications, networking and communications software, workstations, disk arrays and other peripherals. In addition, Discreet Logic is pursuing a strategy to develop the business of selling software across Apple Macintosh, Microsoft Windows NT and UNIX operating systems, in addition to its existing fully integrated real-time turnkey systems solutions. The Company seeks to further expand the range of creative professionals served by the Company and, by leveraging its technology base, customer relationships and existing reputation, extend its product line to include other aspects of the content creation process.

RECENT DEVELOPMENTS

 Recent Acquisitions

  Denim Software, L.L.C. Acquisition. On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim Software L.L.C., a Delaware limited liability company ("Denim"), pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997, among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership (the "Denim Acquisition"). The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio, and related know-how and goodwill. The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000, and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The transaction was accounted for as a purchase. The Company incurred a one-time charge of $9,800,000, or $0.35 per share, for in-process research and development, purchased and expensed in its fourth fiscal quarter ended June 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by Denim were the result of arms-length negotiations between the representatives of Discreet Logic and Denim. Denim developed Apple Macintosh and Microsoft Windows NT-based paint and compositing software for producing effects, interactive content and graphics design.

  D-Vision Systems, Inc. Acquisition. On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings in the range of $20,000,000 to $21,000,000, or $0.70 to $0.73 per share, in the quarter ending
September 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear editing solutions.

DISCREET LOGIC SYSTEMS

  Discreet Logic offers turnkey systems comprised of the Company's proprietary software utilizing workstations manufactured by SGI, scaleable disk arrays and other peripherals. The Company's systems provide the speed and operational flexibility demanded by the professional film and video industries. The Company's systems can be linked to enable users to collaborate and manage data more efficiently.

  The Company's systems are designed to be intuitive and easy to use. The systems use a consistent interface through which operations are controlled via on-screen menus (which users can organize to fit their preferences) and a pressure-sensitive stylus. The Company's systems include a SPARKS developers kit, which allows customers to integrate their own proprietary software or third party software into the Company's systems' environments. The Company's systems also offer comprehensive image input/output ("I/O") functions, allowing image or object data to be captured and exchanged between workstations in a studio environment in a variety of formats. For sites with multiple systems, work generated on other platforms can be imported and placed directly onto the Company's systems' local disk array for integration into the current production. In addition, Discreet Logic's image files can be transferred among local disk arrays. For example, if a user prepares a production on a FLINT system, the user can transfer video or film data to the FLAME or INFERNO systems or video data to the FIRE system, for finishing with the client. The flexible systems architecture can result in different system configurations and enables clients to differentiate themselves from their competitors by allowing them to customize their systems.

 Special Effects Systems

FLAME

  FLAME is an on-line, resolution-independent, non-linear, uncompressed digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, FLAME is designed to allow the operator to create desired effects with near instantaneous feedback.

  A complete FLAME system includes the FLAME software, an SGI Onyx2 workstation, a STONE disk array and various I/O devices. The Company expects to commence commercial shipments of FLAME on the SGI Octane workstation during the fourth calendar quarter of 1997, at which time it plans to discontinue offering FLAME software for the SGI Onyx2. As of September 1, 1997, the North American list price for a basic four-processor FLAME system was approximately $480,000 and the software-only list price was $185,000. The Company began full commercial shipments of FLAME in January 1993. As of September 1, 1997, the Company had sold more than 350 FLAME licenses worldwide.

INFERNO

  INFERNO is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of FLAME with film tools, and increased image resolution and color control for digital film work. INFERNO provides up to 12 bits color depth per channel along with high image resolution. The system also features tools for grain management, wire and scratch removal and color calibration.

  A complete INFERNO system includes the INFERNO software, an SGI Onyx2 workstation, a STONE disk array and various I/O devices. As of September 1, 1997, the North American list price for a basic four-processor INFERNO system was approximately $705,000 and the software-only list price was $235,000. The Company began full commercial shipments of INFERNO in October 1995. As of September 1, 1997, the Company had sold more than 90 INFERNO licenses worldwide.

FLINT

  FLINT, like FLAME and INFERNO, is a resolution-independent, non-linear, uncompressed digital system used by creative professionals to create, edit and composite special visual effects, but because of platform limitations, runs in a non-real-time environment. The FLINT system incorporates virtually all of FLAME's feature set. The primary difference in the two systems is the speed of interactivity, processing and I/O. The FLINT system also can be used in conjunction with any of the Company's other systems. For example, effects can be created on a FLINT system and made available to the FLAME system for real-time client selection, approval and alteration.

  A complete FLINT system includes the FLINT software, an SGI Indigo/2/ or O2 workstation, a disk array and various I/O devices. As of September 1, 1997, the North American list price for a basic FLINT system on the O2 workstation was approximately $65,000 and the software-only list price for the O2 workstation was approximately $22,000. The Company began full commercial shipments of FLINT in December 1993. As of September 1, 1997, the Company had sold more than 575 FLINT licenses worldwide.

FLINT RT

  FLINT RT is a bundled solution that offers FLINT's visual effects technology in conjunction with a real-time video and audio acquisition, storage and playback hardware subsystem, PEBBLES. PEBBLES is an I/O subsystem that provides the SGI Indigo/2/ or O2 workstation with real-time video I/O and thus relieves the central processing unit of this task.

  A complete FLINT RT system includes the FLINT RT software, an SGI Indigo/2/ or O2 workstation, and a PEBBLES unit. As of September 1, 1997, the North American list price for a basic FLINT RT system was approximately $100,000 and the software bundle (including PEBBLES) list price was approximately $75,000. The Company began full commercial shipments of FLINT RT in December 1996. As of September 1, 1997, the Company had sold more than 70 FLINT RT licenses worldwide. When FLAME becomes available on the Octane workstation, the Company believes that demand for FLINT RT may decrease.

 Editing Systems

FIRE

  FIRE is an uncompressed, on-line, non-linear, digital video editing system with special effects capabilities. FIRE includes a sophisticated toolset and a gestural, picture-based editing interface, which the Company believes specifically address the new and expanding requirements needed for on-line finishing.

  A complete FIRE system includes the FIRE software, an SGI Onyx2 workstation, a STONE disk array and various I/O devices. As of September 1, 1997, the North American list price for a basic four-processor FIRE system was approximately $550,000 and the software-only list price was $185,000. The Company commenced full commercial shipments of FIRE in October 1996 and expects to release an HDTV-compatible FIRE system during the first half of calendar 1998. As of September 1, 1997, the Company had sold more than 75 FIRE licenses worldwide.

SMOKE

  SMOKE, like FIRE, is an uncompressed, on-line, non-linear, digital video editing system with limited special effects capabilities. SMOKE uses the same gestural, picture-based editing interface as FIRE. The primary difference in the two systems is FIRE's greater speed of interactivity and processing as well as greater special effects capabilities than those of SMOKE. However, SMOKE's special effects capabilities are modular; effects modules may be purchased separately by the customer to augment the special effects capabilities of the baseline SMOKE system. The Company expects to commence commercial shipments of SMOKE during the fourth quarter of calendar 1997.

  A complete SMOKE system includes the SMOKE software, an SGI Octane workstation, a STONE disk array and various I/O devices. As of September 1, 1997, the North American list price for a basic SMOKE system was $304,000 and the software-only list price was approximately $175,000.

 Broadcast Production Systems

  The Company offers VAPOUR, a computer-based, integrated graphics system which is used to create computer generated locales, also known as virtual sets, for news, sports and entertainment programming, and FROST, a computer-based set of modeling, animation and rendering tools for the creation and manipulation of 3D graphics for broadcast. VAPOUR and FROST are designed to operate on the SGI Onyx2 workstation and allow the user to work completely in real-time or through a combination of real-time and post-produced components. As of September 1, 1997, the North American list prices for basic VAPOUR and FROST systems were approximately $323,000 and $459,000, respectively, and the software-only list prices for VAPOUR and FROST were $175,000 and $115,000, respectively.

 Storage and Networking Solutions

  The Company offers STONE, a disk-based storage system for use with its video and high-performance film applications, which is targeted at the production, post-production and broadcast markets. STONE is designed to allow real-time playback of uncompressed video frames in any order, efficiently store any mix of resolutions and ensure image integrity by remaining operational in the event of disk or power supply failure. The Company commenced full commercial shipments of STONE in April 1995. As of September 1, 1997, the North American list price for a basic STONE disk array offering 36 minutes of storage was approximately $62,000.

  The Company offers WIRE, a high-performance transport system for digital film and video for use with multiple STONE disk arrays. WIRE builds on the Company's disk technology and is designed, if the network provides sufficient bandwidth, to provide real-time CCIR-601 instant access to images located on a disk anywhere within a post-production facility. WIRE can be configured as a centralized or distributed network, or both. The Company began commercial shipments of WIRE in the fourth quarter of fiscal 1997. As of September 1, 1997, the North American list price for WIRE was $10,000.

SYSTEM COMPONENTS

 The Workstation

  FLAME, INFERNO, FIRE, VAPOUR and FROST run on SGI Onyx2 workstations, typically configured with four or eight processors, SMOKE runs on the SGI Octane workstation and FLINT runs on the SGI Indigo/2/ Impact and O2 workstations. The Company expects to commence commercial shipments of FLAME on the SGI Octane workstation during the fourth calendar quarter of 1997, at which time it plans to discontinue offering FLAME software for the SGI Onyx2. The SGI hardware platforms are scaleable and upgradeable (within the same machine) to fit the price and performance criteria of the customer. Each system can be connected to other Discreet Logic systems and to numerous third party software, systems and devices.

 Disk Arrays

  A disk array is comprised of a number of disks working cooperatively to handle high speed data flows. FLAME, INFERNO, FIRE, SMOKE, VAPOUR and FROST must be used with the Company's STONE disk arrays, which can be configured to deliver up to 12 hours of video or one hour of film. A typical FLINT disk array configuration can record and play up to nine minutes of video or one minute of film.

 I/O

  Third party video tape recorders can be controlled with FLAME, INFERNO, FLINT, FLINT RT, FIRE and SMOKE's stylus and tablet. FLAME, INFERNO, FIRE and SMOKE interface to component digital video devices using the SGI DIVO board. FLAME, INFERNO, FIRE and SMOKE can record and play back component digital video in real time directly to and from its disk array. I/O edits can be implemented sequentially using the EDL capabilities of the FLAME, INFERNO, FIRE and SMOKE systems. Other third party devices, such as film scanners and recorders, can also be used with Discreet Logic systems for HDTV and film transfers.

  FLAME, FLINT, FLINT RT and INFERNO can record and playback two audio tracks synchronized with an image effect. FIRE and SMOKE offer four tracks.

DISCREET LOGIC SOFTWARE

  Through two recent acquisitions, the Company now offers software-only solutions which run on the Windows NT and the Apple Macintosh operating systems. These acquisitions are part of the Company's strategy to expand the range of creative professionals served by the Company and to extend its product line to include other aspects of the content creation process, specifically off-line special effects creation and off-line editing.

 Special Effects Software

ILLUMINAIRE

  ILLUMINAIRE Paint is an Apple Macintosh and Microsoft Windows NT-based paint software and ILLUMINAIRE Composition is an Apple Macintosh and Microsoft Windows NT-based compositing software for effects, interactive content and graphic design creation. ILLUMINAIRE Paint and ILLUMINAIRE Composition are also sold together as ILLUMINAIRE Studio. Both Paint and Composition are resolution-independent, feature a configurable interactive interface, and provide for automatic key-framing of all operations. The Company acquired the ILLUMINAIRE product line as part of the Company's acquisition of substantially all of the assets of Denim on June 12, 1997. As of September 1, 1997, the North American list prices for ILLUMINAIRE Paint, Composition, and Studio were $1,995, $1,995 and $3,495, respectively.

 Editing Software

ONLINE

  OnLINE is a non-linear, compressed editing software solution which runs on the Microsoft Windows NT operating system. OnLINE is offered in two versions:
OnLINE RT for real-time effects and keying, and OnLINE XT for basic editing and compositing. The Company acquired OnLINE as part of the D-Vision Acquisition. As of September 1, 1997, the North American list price for OnLINE was $9,995.

CUSTOMERS

  The Company's systems and related software are sold primarily to film and video production, post-production and broadcast companies. The Company's software-only products are sold in these markets as well as to institutional customers and professional consumers. As of September 1, 1997, the Company had an installed base of more than 350 FLAME, 575 FLINT, 70 FLINT RT, 90 INFERNO and 75 FIRE licenses worldwide.

  No customer accounted for 10% or more of the Company's total revenues in fiscal 1995, 1996 or 1997.

MARKETING AND SALES

  Marketing Strategy. To date, the Company has marketed its systems and software primarily to production and post-production companies in the film and video industries. The Company's principal marketing strategy has been to create awareness of its systems and software through appearances at major international computer graphics and broadcasting tradeshows, such as National Association of Broadcasters ("NAB"), ACM SIGGRAPH (U.S.), International Broadcasters Convention ("IBC") (Europe), INTERBEE (Japan) and Montreaux (Europe). The Company has supported this marketing strategy with direct-mail advertising and advertisements in trade publications. In addition, the Company believes that the high quality of computer images generated using its products results in significant industry awareness. With permission from its customers, the Company creates promotional materials utilizing content created using the Company's products.

  The Company is marketing its newly acquired software-only products primarily through direct mail advertising, advertising in trade publications, seminars and roadshows, as well as at both international and local tradeshows. In addition, the Company provides cooperative advertising funding to a number of its distributors who locally advertise the Company's software-only products. As the Company broadens the markets for its products, the Company intends to expand its marketing efforts accordingly.

  Direct Sales and Distribution. Discreet Logic sells its systems and software through its direct sales organization, as well as through distributors and resellers. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles, Chicago and New York and field representatives based in Boston, San Francisco, and Atlanta. The Company also markets its systems and software through sales offices located in the United Kingdom, Spain, France, Germany, Japan, Singapore, India, Hong Kong and Brazil. The Company's headquarters and each of its sales offices have sales and demonstration capabilities. As of September 1, 1997, the Company employed 32 direct sales people and 26 demonstration artists worldwide.

  Historically, the Company has used distributors and resellers to sell FLINT in geographic areas generally not served by the Company's direct sales organization. In addition, many of these distributors also market the Company's other systems for which the distributors or resellers will receive a finder's fee if the customer purchases the system from the Company. Substantially all of the Company's distributors now sell the Company's software-only products, ILLUMINAIRE and OnLINE, as well as FLINT. In the United States, the Company maintains a direct sales presence in its primary markets including New York, Chicago and Los Angeles. Elsewhere in the United States, the Company typically sells its systems and software through its distribution network which is managed by the Company's sales representatives. Outside of the United States, the Company maintains a direct sales presence in its primary markets, including London, Paris, Munich, Singapore and Tokyo. In other areas outside of the United States, the Company typically sells its systems and software through its distribution network which is managed by the Company's sales representatives. Generally, customers purchasing the Company's system software and peripherals from the distributors will also purchase the SGI workstation hardware from the distributors. The Company provides software and systems integration training to its distributors. The Company continued its strategy of increasing its distributor relationships throughout fiscal 1997 and greatly increased the number of its distributors through the Denim and D-Vision Acquisitions in the fourth quarter of fiscal 1997 and first quarter of fiscal 1998, respectively. The Company currently has distribution relationships with over 300 distributors and resellers in over 60 countries. This compares with 48 distributors and resellers in 34 countries in fiscal 1996. The Company's strategy of marketing its systems and software directly to customers and indirectly through distributors may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels.

  International Revenues. For fiscal 1995, 1996 and 1997, revenues from customers outside North America accounted for approximately 45%, 57% and 57%, respectively, of the Company's total revenues. The Company expects that revenues from customers outside North America will continue to account for a substantial portion of its revenues.

  Reseller Arrangements. The Company is a master value added reseller ("VAR") of SGI workstations. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, the Company has faced and may in the future face unforeseen difficulties associated with adapting the Company's products to future SGI products. In May 1994, Discreet Logic entered into a Value-Added Reseller Agreement with SGI. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from SGI, including the SGI Onyx2, Octane, Indigo/2/ and O2 workstations for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased from SGI affects the percentage discount received by the Company. The agreement is subject to annual renewal in May of each year and may be terminated by SGI for cause. The agreement with SGI has been extended through October 1997 and the Company has no reason to believe that SGI will not renew such agreement. The Company also acts as a reseller and systems integrator of certain peripheral devices used in the Company's systems, including audio and video I/O cards and electronic tablets. The Company receives discounts for the purchase price of these products.

  Backlog. The Company has no significant backlog and does not believe that its backlog at any particular point in time is indicative of future sales levels.

SYSTEMS INTEGRATION, SERVICE AND SUPPORT

  The Company provides its customers with a variety of systems integration, support and training services including on-site and telephone support, and in-house and on-site training in the use of the Company's products. These services are generally provided under separately priced arrangements with the Company's customers. In some markets, these services are provided by the Company's distributors who are compensated for such services directly by the customer. The Company maintains a staff of persons dedicated to training its distributors in the performance of these services. The Company believes that its focus on customer service provides it with important information about the evolving needs of its customers. The Company derived revenues of approximately $4,770,000, $11,713,000 and $13,606,000 from these services in fiscal 1995,
1996 and 1997, respectively.

  The Company supports its customers in North and South America from the Company's Montreal office and through its distributors. Customers in Europe and the Pacific Rim are supported from the offices of the Company's European subsidiaries and by distributors. As of September 1, 1997, the Company employed a total of 77 persons worldwide in its customer support organization.

RESEARCH AND DEVELOPMENT

  The Company's research and product development efforts are focused on the continued enhancement of the FLAME, FLINT, INFERNO, FIRE, VAPOUR and FROST systems, the ILLUMINAIRE and OnLINE software and the development of new products. Discreet Logic employs a modular development approach which it believes allows it to bring innovative technology to market more rapidly than traditional analog or proprietary hardware-based digital solutions and enables it to take advantage of advances in general purpose workstation technology as they become available. The Company intends to continue to enhance and upgrade these products on a regular basis.

  In fiscal 1995, 1996 and 1997, excluding purchased in-process research and development, the Company spent approximately $4,037,000, $16,902,000 and $9,708,000 (net of tax credits), respectively, on research and development, representing 6%, 20% and 10%, respectively, of total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." The Company's research and development staff consisted of 92 persons as of September 1, 1997.

  The markets for the Company's systems and software are characterized by evolving industry standards, changing technologies and frequent new product introductions. The Company believes that its future success will depend in part on its ability to enhance its existing systems and software and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. In addition, as a master VAR of SGI workstations, the Company obtains certain advance access to SGI technology which facilitates its efforts to develop compatible systems and to modify and improve existing products. If the Company were unable to obtain such advance access, it could have an adverse impact on the Company's business and results of operations.

PROPRIETARY RIGHTS

  The Company's success is dependent upon its proprietary technology. Although the Company currently has one patent and has 74 patent applications on its technology, it relies principally on unregistered copyrights and trade secrets to protect its intellectual property. The Company generally seeks to enter into confidentiality agreements with its employees and license agreements with its distributors and to limit access to and distribution of its systems, software, documentation and other proprietary information. Until fiscal 1996, substantially all of the Company's systems were sold without written license agreements. There can be no assurance that the Company will not be involved in litigation with respect thereto or that the outcome of any such litigation might not be more unfavorable to the Company as a result of such omissions. Any such litigation could have a material adverse effect on the Company's business and results of operations. The Company licenses its ILLUMINAIRE and OnLINE products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. The Company uses both software and hardware keys with respect to its systems and software but otherwise does not copy-protect its systems and software. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of Canada or the United States. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software products generally may increasingly become the subject of claims that such software products infringe the rights of others.

  Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. The Company is not currently involved in any litigation with respect to intellectual property rights; however, there can be no assurance that third-party claims alleging infringements will not be asserted against the Company in the future. For example, the Company recently received a letter from Avid Technology, Inc. ("Avid") stating its belief that certain of the Company's recently acquired D-Vision products practice inventions claimed in a patent on a media editing system. The Company is currently investigating the assertions of Avid's letter. To the Company's knowledge, Avid has not initiated any suit, action, or other proceeding alleging any infringement by the Company of such patent. If infringement is alleged by Avid, or any other holder of protected intellectual property rights, the Company could be required to discontinue the use of certain software code or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses, to develop non-infringing technology or to obtain licenses to use the allegedly infringed technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially reasonable or acceptable to the Company. Moreover, there may be pending or issued patents that extend to the Company's products, which, together with the growing use of patents to protect technology, increase the risk that third parties may assert infringement claims against the Company in the future. There can be no assurance that a court to which any infringement claims are submitted would not find that the

Company's products infringe any third party's intellectual property rights. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of efforts by the Company. Litigation may also be necessary to enforce the Company's intellectual property rights. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business and results of operations.

MANUFACTURING AND SUPPLIERS

  The Company has historically relied on third-party vendors to manufacture and supply all of the hardware components used in the Company's systems. Manufacturing at the Company consists of assembly (including disk array assembly), testing and value added systems integration. The Company's manufacturing staff consisted of 11 persons as of September 1, 1997.

  The Company's FLAME, FLINT, FLINT RT, INFERNO, FIRE, VAPOUR and FROST systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company is an authorized master VAR of workstations manufactured by SGI. The Company's agreement with SGI is subject to annual renewal in May of each year and termination by SGI for cause. The agreement with SGI has been extended through October 1997 and the Company has no reason to believe that SGI will not renew such agreement. In addition, although the Company has no reason to believe that it will be unable to obtain sufficient quantities of SGI workstations on a timely basis or that its status as a master VAR will be changed, there can be no assurance that the Company will continue to be able to procure such workstations in sufficient quantities on a timely basis or that SGI will continue to recognize the Company as a master VAR. The success of the Company also depends, in part, on the continued market acceptance of SGI workstations, in general, and by the professional film and video industries, in particular. Although the Company intends to continue to evaluate new hardware platforms and may adapt its products as technological advances and market demands dictate, and although the Company has now entered the market for content creation software which runs on the Apple Macintosh and Windows NT operating systems, the Company believes that it will continue to derive substantially all of its revenue for the foreseeable future from the sale and maintenance of systems designed to include SGI workstations. As a result, financial, market and other developments adversely affecting SGI or the sales of workstations, the introduction or acquisition by SGI of products which are competitive with those of the Company, or the unanticipated timing or pricing of SGI products that could cause customers to defer the decision to buy or determine not to buy the Company's then available products or systems, could have an adverse effect upon the Company's business and results of operations. As a master VAR, the Company also obtains certain advance access to SGI technology in order to develop compatible systems and to modify and improve existing products. If the Company were unable to obtain such advance access, it could have an adverse impact on the Company's business and results of operations.

  The Company is dependent on SGI as the Company's sole source for video I/O cards used in the Company's systems. The Company also purchases electronic tablets manufactured by Wacom Technology Corporation and believes that, while alternative suppliers are available, there can be no assurance that alternative electronic tablets would be functionally equivalent or be available on a timely basis or on similar terms. The Company generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. The Company has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that the Company will not experience significant quality control problems or supply shortages for these components in the future. The Company does not maintain an extensive inventory of these components, and an interruption in supply could have a material adverse effect on the Company's business and results of operations. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could adversely affect the Company's business and results of operations.

  The Company's OnLINE product requires, and can only be used with, a Targa videographic card manufactured by Truevision, Inc., which distributors customarily purchase and resell to end users as part of a turnkey system. The Company believes that while alternative suppliers are available, it would take a significant amount of time to integrate any such replacement cards with the Company's OnLINE product. There can be no assurance that alternative cards would be functionally equivalent or be available to distributors or users on a timely basis or at a similar price. An interruption in the supply or an increase in price of these cards to OnLINE software users could have a material adverse effect on the Company's business and results of operations.

COMPETITION

  The market in which the Company competes is characterized by intense competition. In the real-time segment of the special effects market, the Company's FLAME system competes with Quantel Limited's ("Quantel") Henry. In certain applications in the non-real-time segment of the market, the Company's FLINT system competes with Avid's Illusion. The Company's INFERNO system competes with Quantel's Domino and Eastman Kodak Company's ("Kodak") Cineon. The Company's FIRE system competes with Quantel's Editbox and Sony Corporation's ("Sony") range of proprietary editing equipment. In addition, the Company expects that the products gained from the Denim and D-Vision acquisitions will compete with Adobe Systems Incorporated's ("Adobe") special effects products and Avid's and Media 100 Inc.'s ("Media 100") range of editing products. Many of the Company's current and prospective competitors, including Quantel, Avid, Kodak, Sony, Adobe and Media 100 have significantly greater financial, technical, manufacturing and marketing resources than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. In addition, as personal computers become more powerful, software suppliers may be able to introduce products for personal computers that would be competitive with the Company's products in terms of price and performance for professional users.

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

EMPLOYEES

  As of September 1, 1997, the Company had 350 full-time employees. Of such employees, 92 were employed in research and development, 81 in sales, 20 in marketing, 77 in customer support, 11 in manufacturing and 69 in administration and finance. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development and marketing of the Company's systems and software requires knowledge of film and video production and post-production, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business and results of operations. The Company's employees are not represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

  In July 1997, the Company agreed to rent space for its new headquarters in Montreal from TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer. As part of this agreement, TGR Zone will assume the Company's lease commitment at its previous Montreal location. The agreement provides that the Company will lease approximately 55,000 square feet of space at approximately CDN$13.00 (or approximately $9.44 at June 30, 1997) per square foot per annum subject to normal escalation clauses. The proposed lease is set to expire in June 2007. The Company will only sign the proposed lease when the Company is satisfied with the assignment of its previous lease. If this assignment is not negotiated with the previous landlord and TGR Zone in a manner acceptable to the Company, the Company has the right to modify the terms of its agreement with TGR Zone. The proposed lease for the current building and the assignment of the lease for the previous building are expected to be executed in the second fiscal quarter of 1998. As of June 30, 1997, the Company leased sales offices, research and development facilities and/or warehouse space in the United States, Brazil, France, the United Kingdom, Spain, Germany, Singapore, India, Hong Kong and Japan, pursuant to leases which expire from January 1998 through February 2003. The Company's current aggregate annual rental expense for these additional facilities is approximately $1,230,000.

  In August 1995, the Company purchased an approximately 10,000 square foot office building in London, England for use as a sales facility for approximately (Pounds)1,148,000 (or approximately $1,788,000 at June 30,
1997). Subsequently, in December 1995, the Company purchased an approximately 50,000 square foot office building in Montreal, Quebec for CDN$1,730,000 (or approximately $1,250,000 at June 30, 1997). The carrying values of the Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for sale. In September 1997, the Company entered into an agreement to sell the Montreal office building for a price not materially different from its carrying value.

ITEM 3. LEGAL PROCEEDINGS

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [ . . . ] Discreet Logic Inc., et al., Case No. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes the allegations in the complaint are without merit and has defended the lawsuit vigorously.

  On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., Civ. No. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. On October 11, 1996, the plaintiff filed an amended complaint which asserts substantially the same factual allegations as the first complaint and proposes the identical class period. The complaint alleges violations of United States Federal Securities law through material misrepresentations and omissions. The Company believes the allegations in the complaint are without merit and has defended the lawsuit vigorously.

  On April 29, 1997, a lawsuit entitled Anton Paparella, Sandra Esner and Geoffrey L. Sherwood, On Behalf of Themselves and All Others Similarly Situated vs. Discreet Logic Inc., et al., case No. C-97-1570, was filed in the United States District Court, Northern District of California. Named as defendants are the Company and certain of the Company's former and existing officers, directors and affiliates, and certain underwriters. The complaint asserts, in all material respects, the same factual allegations and proposes the same class period as the above-described California state court complaint filed in May 1996, except asserts claims under federal securities law instead of state law. The Company believes the allegations in the California federal complaint are without merit and has defended the lawsuit vigorously.

  On August 12, 1997, the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The proposed $10.8 million settlement will require Discreet Logic to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to the signing of a definitive settlement agreement and to final court approval of the proposed settlement. There can be no assurance that the settlement will be consummated and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be consummated or finally approved for any reason, the Company intends to defend the lawsuits vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended June 30, 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DSLGF." Public trading of the common shares commenced on June 30, 1995. Prior to that time, there was no public market for the Company's Common Shares. The following table sets forth the high and low sales prices for the Common Shares as reported by Nasdaq for the periods indicated:

                                                                 HIGH     LOW
                                                                ------- -------
   Fiscal 1996:
     First quarter............................................. $29     $19
     Second quarter............................................ $32 1/4 $17 3/4
     Third quarter............................................. $28 1/4 $ 9 3/4
     Fourth quarter............................................ $10 1/4 $ 3 7/8
   Fiscal 1997:
     First quarter............................................. $ 8 5/8 $ 3 1/2
     Second quarter............................................ $ 9 1/8 $ 5 3/4
     Third quarter............................................. $ 9 1/2 $ 5 3/4
     Fourth quarter............................................ $18 1/8 $ 5 5/8
   Fiscal 1998:
     First quarter (through September 22, 1997)................ $28 7/8 $16

  On September 22, 1997, the last reported sale price of the common shares on the Nasdaq National Market was $25 per share. As of September 22, 1997, there were approximately 160 holders of record of the common shares and the Company believes that as of such date there were approximately 3,100 beneficial owners of the common shares, based upon information provided by the Company's transfer agent.

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At June 30, 1997, the Company could not distribute any dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein. On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The selected consolidated financial data for fiscal 1997 are presented for the eleven month period ended June 30, 1997. The results for the eleven month period ended June 30, 1997 are not directly comparable with those for the twelve month period ended July 31, 1996, and the current eleven month period's results are not necessarily indicative of the results that could be expected for a full twelve month period.

                                                                        ELEVEN
                                                                        MONTHS
                                         YEAR ENDED JULY 31             ENDED
                                   ----------------------------------  JUNE 30,
                                    1993    1994     1995      1996      1997
                                   ------  -------  -------  --------  --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Total revenues..................  $2,609  $15,392  $64,549  $ 83,997  $101,924
 Cost of revenues................     674    8,289   29,609    49,333    47,571
                                   ------  -------  -------  --------  --------
   Gross profit..................   1,935    7,103   34,940    34,664    54,353
                                   ------  -------  -------  --------  --------
 Operating expenses:
  Research and development(1)(2).     281      625    4,037    16,902     9,708
  Sales and marketing............   1,059    2,785   12,588    26,088    23,206
  General and administrative(3)..     500    1,383    4,855    10,582     6,396
  Write-off of purchased research
   and development(4)............     --       --       --      8,500     9,800
  Restructuring expense(5).......     --       --       --     15,000       --
  Litigation and related
   settlement expense(6)(7)......     152    1,366      --      2,506     6,500
                                   ------  -------  -------  --------  --------
   Total operating expenses......   1,992    6,159   21,480    79,578    55,610
                                   ------  -------  -------  --------  --------
   Operating income (loss).......     (57)     944   13,460   (44,914)   (1,257)
Total other income (expense).....     (44)     (86)    (170)    2,208       990
                                   ------  -------  -------  --------  --------
Income (loss) before income taxes
 and minority interest...........    (101)     858   13,290   (42,706)     (267)
Provision for income taxes.......      12      343    5,490     1,435     6,489
                                   ------  -------  -------  --------  --------
Net income (loss) before minority
 interest........................    (113)     515    7,800   (44,141) $ (6,756)
                                   ------  -------  -------  --------  --------
Minority interest................     --        32       15       --        --
                                   ------  -------  -------  --------  --------
    Net income (loss)............  $ (113) $   483  $ 7,785  $(44,141) $ (6,756)
                                   ======  =======  =======  ========  ========
Net income (loss) per common
 share...........................  $ (.01) $   .02  $   .31  $  (1.64) $  (0.24)
                                   ======  =======  =======  ========  ========
Weighted average common shares
 outstanding.....................  20,954   23,094   24,886    26,837    27,948
                                   ======  =======  =======  ========  ========

                                                       JULY 31,
                                                ----------------------- JUNE 30,
                                                 1994    1995    1996     1997
                                                ------  ------- ------- --------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and cash equivalents..................... $  826  $40,987 $21,658 $31,668
 Working capital (deficit).....................   (382)  41,847  24,030  18,537
 Total assets..................................  9,431   76,858  80,148  95,944
 Total shareholders' equity....................    934   50,124  42,343  36,949

--------
(1) Research and development expenses are net of Canadian federal and provincial tax credits of $314,000, $450,000, $545,000, $711,000, and
    $696,000 for the years ended July 31, 1993, 1994, 1995, 1996, and the eleven months ended June 30, 1997 respectively. See Note 7 of Notes to the Company's consolidated financial statements.
(2) In the third fiscal quarter of 1996, the Company charged to operations $2,500,000 as research and development expense related to its investment in Series B convertible, voting, preferred shares of Essential Communications due to the uncertainty regarding the realizability of the investment in the preferred shares.
(3) In Fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable, and provided $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements. See Note 2(g) of Notes to the Company's consolidated financial statements. In addition, in the third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon its sale.
(4) As part of the Company's acquisition of all of the outstanding shares of Computer-und Serviceverwaltungs AG ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH ("IMP") in October 1995, the Company charged to operations $8,500,000 of in-process research and development. As part of the Company's acquisition of substantially all of the assets of Denim Software L.L.C., the Company charged to operations $9,800,000 of in-process research and development.
(5) In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000. See Note 17 of Notes to the Company's consolidated financial statements.
f6) The results of operations for fiscal 1993 and 1994 include charges of $152,000 and $1,366,000, respectively, for litigation and related settlement expenses in connection with the Company's litigation and arbitration with Softimage.
(7) The results of operations for fiscal 1996 includes a charge of $2,506,000 to operations for legal costs associated with defending the class action lawsuits. In fiscal 1997, an additional charge of $6,500,000 was recorded to accrue the anticipated costs of settling all three lawsuits under the agreement-in-principle. See Note 5 of Notes to Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein.

  The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the Company's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for the Company's systems; the ability of the Company to expand its current market to include additional applications and develop new products for related markets; the risk that as the Company enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that the products and technologies acquired by the Company through acquisitions will not be successful, achieve market acceptance or be successfully integrated with the Company's existing products and business; the risk of quarterly fluctuations in the Company's operating results; the risk of the Company's reliance on SGI for the workstations included in the Company's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting the Company's products to future SGI products; the risk that the Company derives a significant portion of its revenues from foreign sales; the Company's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property; the risk that the Company's direct sales efforts may compete with those of its indirect channels; the risk of the Company's reliance on SGI as the sole source for video input/output cards used in the Company's systems and the risk resulting from the requirement of the Company's OnLINE software for a videographic card manufactured solely by Truevision, Inc.; the Company's dependence on key management and technical employees; market price fluctuations due to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and the historical fluctuations in market prices of technology companies generally; the risk that the litigation settlement agreement-in-principle will not be consummated and that the Company will not be successful in its continued defense of the three class action lawsuits; and other risks detailed from time to time in the Company's filings with the Commission, including this Form 10-K.

  Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the portion of revenues from customers outside North America, and the implementation of the restructuring plan), "Business--Overview and Recent Developments," "--Other Products and Products Under Development," "--Marketing and Sales," "-- Proprietary Rights," "--Manufacturers and Suppliers," "--Competition," "-- Employees" and "Legal Proceedings" which are not historical facts may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed immediately above and below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors That May Affect Future Results," and elsewhere in this Form 10-K, as well as from time to time in the Company's other filings with Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

OVERVIEW

 General

  The Company's revenues consist of product revenues (including licensing of its software, sales of the Company's proprietary hardware, and resale of third party hardware) and revenues from maintenance and other services (including consulting and training). For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. In accordance with this statement, in cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled.

 Litigation Settlement Agreement-in-Principle

  On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors, among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On August 12, 1997 the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The proposed $10.8 million settlement will require Discreet Logic to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to the signing of a definitive settlement agreement and to final court approval of the proposed settlement. There can be no assurance that the settlement will be consummated and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be consummated or finally approved for any reason, the Company intends to defend the lawsuits vigorously.

 Recent Acquisitions

  On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997, among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership. The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill. The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000, and certain liabilities, of approximately $655,000 were paid. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The transaction was accounted for as a purchase. The Company incurred a one-time charge of $9,800,000, or $0.35 per share for in-process research and development, purchased and expensed in its fourth fiscal quarter ended June 30, 1997 based on an independent appraisal. The terms of the transaction and the consideration received by Denim were the result of arms-length negotiations between the representatives of Discreet Logic and Denim. Denim developed Apple Macintosh and Microsoft Windows NT-based paint and compositing software for producing effects, interactive content and graphics design.

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision the Selling Stockholders and certain other individuals. As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The D-Vision Acquisition was accounted for as a purchase. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings in the range of $20,000,000 to $21,000,000 ($0.70 to $0.73 per share), in the quarter ending September 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

 Restructuring

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

  In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan was to solidify its senior management team; reduce operating expenses through a 28% reduction of its workforce and the closure of its Cambridge, Massachusetts, Connecticut, London and Innsbruck offices; consolidate software research and development activities in Montreal; discontinue the AIR, PURE, SLICE and DIPLOMAT product lines; and restructure its sales force to emphasize indirect sales channels. While the Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, the Company still has approximately $4,272,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries.

 Change in Fiscal Year

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The consolidated financial statements are presented for the eleven month period ended June 30, 1997 and the twelve month periods ended July 31, 1996 and 1995. The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the prior fiscal year's results to reflect the current eleven month fiscal period. Consequently, the results for the eleven month period ended June 30, 1997 are not directly comparable with those for the twelve month periods ending July 31, 1996 and 1995 and the current eleven month period's results are not necessarily indicative of results for a full fiscal year.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                   YEAR
                                              ENDED JULY 31,       ELEVEN MONTHS
                                              -----------------    ENDED JUNE 30,
                                               1995      1996           1997
                                              -------   -------    --------------
   Total revenues............................     100%      100%        100%
   Cost of revenues..........................      46        59          47
                                              -------   -------         ---
     Gross profit............................      54        41          53
                                              -------   -------         ---
   Operating expenses:
     Research and development................       6        20          10
     Sales and marketing.....................      19        31          23
     General and administrative..............       8        13           6
     Write-off of purchased research and
      development............................     --         10          10
     Restructuring expense...................     --         18         --
     Litigation and related settlement
      expense................................     --          3           6
                                              -------   -------         ---
       Total operating expenses..............      33        95          55
                                              -------   -------         ---
       Operating income (loss)...............      21       (54)         (2)
   Other income (expense)....................       0         3           1
                                              -------   -------         ---
   Income (loss) before income taxes and
    minority interest........................      21       (51)         (1)
   Provision for income taxes................       9         2           6
                                              -------   -------         ---
   Net income (loss) before minority
    interest.................................      12       (53)         (7)
   Minority interest.........................       0       --          --
                                              -------   -------         ---
     Net income (loss).......................      12%      (53)%        (7)%
                                              =======   =======         ===

 Fiscal years ended June 30, 1997 and July 31, 1996

  Total Revenues. Total revenues were $101,924,000 for the eleven month period ended June 30, 1997 and $83,997,000 for the year ended July 31, 1996. Despite the fact that fiscal 1997 was an eleven month period, total revenues increased in fiscal 1997 over total revenues for fiscal 1996 due to new product offerings during the year, namely FIRE and FLINT RT, as well as wider acceptance of the Company's premier resolution-independent effects system, INFERNO, and a growing installed base. Revenues from FLAME systems, including software and hardware, were $26,159,000 (26% of total revenues) and $44,745,000 (53% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decline in FLAME revenues, both in amount and as a percentage of total revenues, was primarily a result of an aggressive program in the three months ended October 31, 1996 which included significant discounting designed to reduce inventory on hand at the end of fiscal 1996, and the wider acceptance of the Company's premier resolution-independent effects system, INFERNO, which began to ship commercially in October 1995. Revenues from INFERNO systems, including software and hardware, were $16,161,000 (16% of total revenues) and $8,887,000 (11% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decline in FLAME revenues was also offset by an increase in FLINT revenues due to the initial commercial shipment of FLINT RT. Revenues from FLINT (including FLINT
RT) systems, including software and hardware, were $17,263,000 (17% of total revenues) and $14,068,000 (17% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. Revenues from FIRE systems, including software and hardware, were $26,482,000 (26% of total revenues) during the eleven month period ended June 30, 1997, the first period it was commercially available. Revenues from VAPOUR and FROST systems, including software and hardware, were $2,253,000 (2% of total revenues) and $4,784,000 (6% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. Due to the high average sales price, the timing of purchase orders and the lengthy sales cycle of VAPOUR and FROST systems, a limited number of sales of these systems could account for a significant amount of revenues. The decline in VAPOUR and FROST revenues is attributable to the fact that the 1996 revenues include the sale of several large systems.

  Software-only revenues were $7,495,000 (7% of total revenues) and $4,564,000 (5% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. Hardware-only revenues, consisting primarily of the sale of disk arrays and other peripherals, were $6,639,000 (7% of total revenues) and $4,938,000 (6% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. System revenues, which include software and hardware, were $74,183,000 (73% of total revenues) and $63,183,000 (75% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The fluctuations in software-only, hardware-only and system revenues are primarily due to the high average sales price of the Company's products, such that a limited number of sales can account for a substantial portion of total revenues. The increase in software-only revenues as a percentage of total revenues resulted from more revenues in fiscal 1997 being derived from the Company's indirect sales channel which primarily purchases only software from the Company.

  Maintenance revenues were $9,728,000 (10% of total revenues) and $6,483,000 (8% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. Maintenance revenues increased due to the increased installed base of the Company's FLAME, INFERNO and FLINT systems as well as the development of an installed base for the Company's FIRE systems. Other revenues were $3,878,000 (4% of total revenues) and $4,829,000 (6% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. Other revenues decreased in the eleven month period ended June 30, 1997 as compared to the twelve month period ended July 31, 1996, due to the decrease in rentals of the Company's FLAME systems.

  Revenues from customers outside of North America were $58,171,000 (57% of total revenues) and $47,711,000 (57% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The Company is continuing to develop its direct and indirect distribution channels in North America, Asia and Europe. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and, as a percentage of total revenues, remain approximately the same.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics Inc. ("SGI")), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $47,571,000 (47% of total revenues) and $49,333,000 (59% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in cost of revenues as a percentage of total revenues was a result of the following factors: (1) the Company's growing penetration into the Asian market where customers typically purchase only software or software and storage media bundles, (2) the SGI workstation component of cost of revenues declined as the Company's installed base purchased additional software and storage media to add on to existing workstations, and (3) provisions to write inventories down to their net realizable values were lower for the eleven month period ended June 30, 1997 as compared to the twelve month period ended July 31, 1996. The Company believes that cost of revenues, as a percentage of total revenues, will remain approximately the same.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, amortization of acquired technologies, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $9,708,000 (10% of total revenues) and $16,902,000 (20% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in research and development expenses, after deducting tax credits, was a result of the following factors: (1) the provision, in the amount of $2,500,000, recorded during the quarter ended April 30, 1996, to reflect the uncertainty regarding the realizability of the Company's investment in the preferred shares of Essential Communications Corporation and (2) the implementation of the Company's restructuring plan which included the reduction of personnel, closure of certain research and development offices, and consolidation of software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the eleven month period ended June 30, 1997. See Note 15 and 17 to Notes to the Company's consolidated financial statements. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. See Note 2(e) of Notes to the Company's consolidated financial statements. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from their current levels. However, should revenues increase, the Company believes that research and development expenses should remain approximately the same as a percentage of total revenues.

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

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses and dealer commissions. Sales and marketing expenses were $23,206,000 (23% of total revenues) and $26,088,000 (31% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in sales and marketing expenses resulted primarily from the implementation of the Company's restructuring plan, which included a reduction of personnel and the closure of the Florida sales office and the relocation of the New York demonstration center during the fourth fiscal quarter of 1996. These decreases were partially offset by the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries. The Company expects that sales and marketing expenses will increase from their current levels. However, should revenues increase, the Company believes that sales and marketing expenses, as a percentage of total revenues, should decrease.

  General and Administrative. General and administrative expenses include the costs of finance, accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $6,396,000 (6% of total revenues) and $10,582,000 (13% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in general and administrative expenses resulted primarily from the implementation of the Company's restructuring plan which included a reduction of administrative personnel as well as the closure of administrative offices in Cambridge, Massachusetts. Additionally, in fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially uncollectible accounts receivable and provided $830,000 to reflect certain recourse provisions associated with third party financing arrangements, and reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the value expected to be realized upon sale. The Company expects that general and administrative expenses should increase from their current levels. However, should revenues increase the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same.

  Charge for Purchased Research and Development. In connection with the acquisition of substantially all of the assets of Denim Software L.L.C., the Company expensed $9,800,000 (10% of total revenues) of in-process research and development during the eleven month period ended June 30, 1997. During fiscal 1996, in connection with the COSS/IMP acquisition, the Company expensed $8,500,000 (10% of total revenues) of in-process research and development. See
Note 15 of Notes to the Company's consolidated financial statements.

  Restructuring Expense. In the fourth quarter of fiscal 1996, the Company recorded a restructuring expense of $15,000,000 (18% of total fiscal 1996 revenues). The focus of the Company's restructuring plan was to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate software research and development activities in Montreal, discontinue certain product lines, and restructure its sales force to emphasize indirect sales channels. While the Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, the Company still has $4,272,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries. See Note 17 to Notes of the Company's consolidated financial statements.

  Litigation and Settlement. In August of 1997, the Company announced an agreement-in-principle to settle all three of the class action shareholder lawsuits outstanding against it for $10,800,000. In the fiscal year ended July 31, 1996, the Company had provided a $2,506,000 (3% of total revenues) litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 (6% of total revenues) to accrue the additional estimated settlement costs to be borne by the Company, should the agreement-in-principle be consummated. See Note 5 of Notes to the Company's consolidated financial statements.

  Other Income (Expense). Other Income (Expense) consists primarily of foreign currency gains and losses and interest income and expense. Foreign currency translation losses were $188,000 during the eleven month period ended June 30, 1997 compared to gains of $179,000 during the year ended July 31, 1996. These gains and losses are primarily the result of the Company and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision for Income Taxes. The Company's provision for income taxes was approximately $6,489,000 and $1,435,000 for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The provision for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for these periods resulted from taxable earnings in jurisdictions where the Company did not have available tax loss carryforwards partially offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. In both fiscal years, the Company recorded charges for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges. In addition, in fiscal 1997, the Company recorded a provision for estimated litigation settlement costs for which no tax benefit was recorded because of the uncertainty of realizing any tax benefit associated with this charge. See Note 11 of Notes to the Company's consolidated financial statements. As of June 30, 1997, the Company had available approximately $15,150,000 of cumulative foreign net operating loss carryforwards which may be available to reduce future income tax liabilities.

 Fiscal years ended July 31, 1996 and July 31, 1995

  Total Revenues. Total revenues were $83,997,000 in fiscal 1996, an increase of 30% from $64,549,000 in fiscal 1995. Despite this increase, total revenues in fiscal 1996 were significantly below management's expectations, resulting in an operating loss of $44,914,000 in fiscal 1996 compared to operating income of $13,460,000 in fiscal 1995. The revenue shortfall was due primarily to softening of demand in the high end visual effects market segment, delays by the Company in introducing new products aimed at new market segments, as well as the announcement by SGI of a new Onyx workstation approximately two weeks prior to January 31, 1996 which caused the Company to offer substantial discounts and other favorable terms regarding its then current inventory of SGI workstations. Revenues in fiscal 1996 were also affected by a decline of 14% in sales of FLAME systems, from $52,147,000 in fiscal 1995 to $44,745,000 in fiscal 1996. The decline in FLAME sales was offset by a 93% increase in sales of FLINT systems, including software and hardware, from $7,303,000 in fiscal 1995 to $14,068,000 in fiscal 1996. This continued growth in FLINT sales is primarily a result of the release of the Indigo/2/ Impact by SGI, the Company's related release of the upgraded FLINT software, and continued market penetration. Although FLINT sales increased during fiscal 1996, FLINT revenues were less than management's expectations, primarily due to the unavailability of SGI Indigo/2/ Impact texture memory to the Company's distributors which caused customers to delay purchasing FLINT. In addition, revenues increased in fiscal 1996 as a result of sales of INFERNO, VAPOUR, and FROST systems and software, which were not sold in fiscal 1995. Full commercial shipments of INFERNO systems began in October 1995 (including the recognition in October 1995 of approximately $800,000 of previously deferred revenue of INFERNO software). The VAPOUR and FROST technology was purchased in the October 1995 acquisition of COSS/IMP. Hardware revenues, consisting primarily of the resale of SGI workstations and assembly and sale of disk arrays and other peripherals, constituted 55% and 62% of total revenues fiscal 1996 and 1995, respectively, of which 34% and 39% of total revenues, respectively, were attributable to SGI hardware. This decrease was primarily due to a higher percentage of revenues during fiscal 1996 derived from software-only sales, the recognition of the previously deferred INFERNO software revenue as noted above, and the increase in support and other revenues as a percentage of total revenues in fiscal 1996 as discussed below.

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

  Research and Development. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $16,902,000 in fiscal 1996, an increase of 319% from $4,037,000 in fiscal 1995. Research and development expenses, after deducting tax credits, were 20% and 6% of total revenues for fiscal 1996 and 1995, respectively. Canadian federal and provincial tax credits were $711,000 and $545,000 for fiscal 1996 and 1995, respectively. The increases in expenditures for both periods were due primarily to the hiring of additional software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to additional purchases of development equipment required for the additional personnel. In connection with the investment in Essential Communications Corporation, the Company charged $2,500,000 of research and development expense in its third fiscal quarter of 1996 due to the uncertainty regarding the realizability of the investment in the preferred shares. Without the write-off, research and development expenses in fiscal 1996 would have been 17% of total revenues. See Note 15 to Notes to the Company's consolidated financial statements.

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

  General and Administrative. General and administrative expenses were $10,582,000 in fiscal 1996, an increase of 118% from $4,855,000 in fiscal 1995. General and administrative expenses as a percentage of total revenues were 13% and 8% for fiscal 1996 and 1995, respectively. These increases resulted from hiring several senior executive officers, as well as additional finance, accounting and administrative personnel. The increase also reflected general salary increases, increased occupancy expenses as the Company hired additional staff and increased professional fees and insurance premiums associated with the growth of the Company's infrastructure. In addition, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable in fiscal 1996, and provided $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements implemented in the third and fourth fiscal 1996 quarters. Also, in its third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon sale.

  Charge for Purchased Research and Development. In connection with the COSS/IMP acquisition, the Company expensed $8,500,000 of in-process research and development. This write-off represented approximately 10% of total revenues for fiscal 1996. See Note 15 of Notes to the Company's consolidated financial statements.

  Restructuring Expense. In the fourth quarter of fiscal 1996, the Company recorded a restructuring expense of $15,000,000, representing approximately 18% of total revenues for the fiscal 1996. The focus of the Company's restructuring plan is to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, the discontinuance of certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996. See Note 17 to Notes of the Company's consolidated financial statements.

  Litigation. In the three months ended July 31, 1996, the Company provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. See Note 5 of Notes to the Company's consolidated financial statements.

  Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income.

  Provision for Income Taxes. The Company's provision for income taxes for fiscal 1996 was $1,435,000 compared to $5,490,000 for fiscal 1995. The provision/benefit for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits, the effect of not utilizing foreign subsidiaries' tax losses and the effect of the foreign taxes. As of July 31, 1996, the Company had $27,460,000 of foreign net cumulative operating loss carryforwards which may be available to reduce further income tax liabilities in those jurisdictions. The tax benefits of those tax carryforwards have not been recognized due to the uncertainty of realizing the future tax benefit. See Note 11 of Notes to the Company's consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth certain quarterly financial data for each of the eight most recent quarters in the period ended June 30, 1997, together with such data as a percentage of total revenues. The quarterly information presented is unaudited. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the annual audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                    TWO MONTHS
                                              QUARTER ENDED                           ENDED       QUARTER ENDED
                          -------------------------------------------------------- ------------ ------------------
                          OCTOBER 31, JANUARY 31, APRIL 30,  JULY 31,  OCTOBER 31, DECEMBER 31, MARCH 31, JUNE 30,
                             1995        1996       1996       1996       1996         1996       1997      1997
                          ----------- ----------- ---------  --------  ----------- ------------ --------- --------
                                                              (IN THOUSANDS)
Total revenues..........    $25,044     $25,225   $ 14,677   $ 19,052    $23,263     $16,833     $27,044  $ 34,784
Cost of revenues........     10,564      13,752     12,008     13,009     12,287       8,003      11,255    16,026
                            -------     -------   --------   --------    -------     -------     -------  --------
 Gross profit...........     14,480      11,473      2,669      6,043     10,976       8,830      15,789    18,758
                            -------     -------   --------   --------    -------     -------     -------  --------
Operating expenses:
 Research and
  development...........      2,371       3,522      6,567      4,442      2,678       1,575       2,746     2,709
 Sales and marketing....      5,433       6,153      7,224      7,278      6,017       4,610       6,534     6,045
 General and
  administrative........      1,542       2,022      4,016      3,002      1,516       1,189       1,842     1,849
 Write-off of purchased
  research and
  development...........      8,500         --         --         --         --          --          --      9,800
 Restructuring expense..        --          --         --      15,000        --          --          --        --
 Litigation and Related
  Settlement Expenses...        --          --         --       2,506        --          --          --      6,500
                            -------     -------   --------   --------    -------     -------     -------  --------
 Total operating
  expenses..............     17,846      11,697     17,807    (32,228)    10,211       7,374      11,122    26,903
                            -------     -------   --------   --------    -------     -------     -------  --------
 Operating income
  (loss)................     (3,366)       (224)   (15,138)   (26,185)       765       1,456       4,667    (8,145)
Total other income
 (expense)..............        275       1,495     (1,334)     1,771       (925)      1,819          46        51
                            -------     -------   --------   --------    -------     -------     -------  --------
Income (loss) before
 income taxes...........     (3,091)      1,271    (16,472)   (24,414)      (160)      3,275       4,713    (8,094)
Provision (benefit) for
 income taxes...........      2,117         496     (1,363)       186        652       1,310       1,674     2,853
                            -------     -------   --------   --------    -------     -------     -------  --------
 Net income (loss)......    $(5,208)    $   775   $(15,109)  $(24,600)   $  (812)    $ 1,965     $ 3,039  $(10,947)
                            =======     =======   ========   ========    =======     =======     =======  ========

                                                                                  TWO MONTHS
                                              QUARTER ENDED                         ENDED       QUARTER ENDED
                          ------------------------------------------------------ ------------ ------------------
                          OCTOBER 31, JANUARY 31, APRIL 30, JULY 31, OCTOBER 31, DECEMBER 31, MARCH 31, JUNE 30,
                             1995        1996       1996      1996      1996         1996       1997      1997
                          ----------- ----------- --------- -------- ----------- ------------ --------- --------
Total revenues..........      100%        100%       100%      100%      100%        100%        100%     100%
Cost of revenues........       42          55         82        68        53          48          42       46
                              ---         ---       ----      ----       ---         ---         ---      ---
 Gross profit...........       58          45         18        32        47          52          58       54
                              ---         ---       ----      ----       ---         ---         ---      ---
Operating expenses:
 Research and
  development...........        9          14         45        23        12           9          10        8
 Sales and marketing....       22          24         49        38        26          27          24       17
 General and
  administrative........        6           8         27        16         6           7           7        5
 Write-off of purchased
  research and
  development...........       34         --         --        --        --          --          --        28
                              ---         ---       ----      ----       ---         ---         ---      ---
 Restructuring expense..      --          --         --         79       --          --          --       --
 Litigation and Related
  Settlement Expenses...      --          --         --         13       --          --          --        19
                              ---         ---       ----      ----       ---         ---         ---      ---
 Total operating
  expenses..............       71          46        121       169        44          43          41       77
                              ---         ---       ----      ----       ---         ---         ---      ---
 Operating income
  (loss)................      (13)         (1)      (103)     (137)        3           9          17      (23)
Total other income
 (expense)..............        1           6         (9)        9        (4)         11         --       --
                              ---         ---       ----      ----       ---         ---         ---      ---
Income (loss) before
 income taxes...........      (12)          5       (112)     (128)       (1)         20          17       23
Provision (benefit) for
 income taxes...........        9           2         (9)        1         3           8           6        8
                              ---         ---       ----      ----       ---         ---         ---      ---
 Net income (loss)......      (21)%         3%      (103)%    (129)%      (4)%        12%         11%     (31)%
                              ===         ===       ====      ====       ===         ===         ===      ===

  The Company's revenues and operating results are subject to quarterly and other fluctuations. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue due to of the high average sales price of such systems and the timing of purchase orders. Historically, the Company has generally experienced greater revenues during the period following the completion of NAB, which is typically held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes in customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of June 30, 1997, the Company had cash of approximately $31,668,000. Subsequent to year end, the Company amended its revolving demand line of credit with a bank under which the Company may borrow up to CDN$7,000,000 (approximately $5,085,000 at June 30, 1997). Advances under the line accrue interest monthly at the Canadian prime rate (4.75% at June 30, 1997) plus 0.25%. Additionally, the Company has a CDN$600,000 (approximately $436,000 at June 30, 1997) demand leasing facility, and a CDN$600,000 (approximately $436,000 at June 30, 1997) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (4.75% at June 30, 1997) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of June 30, 1997, there were no amounts outstanding under the line of credit or the demand leasing and demand research and development tax credit facilities.

  The Company's operating activities, including research and development tax credits, provided cash of $26,012,000, used cash of $24,425,000, and provided cash of $8,304,000 in the eleven month period ended June 30, 1997, and the fiscal years ended July 31, 1996 and 1995, respectively. The principal sources of cash in the eleven month period ended June 30, 1997 were cash generated from operations, the decreases in inventory and in income taxes receivable, and the increases in accounts payable and accruals, deferred revenues and income taxes payable, offset by an increase in accounts receivable, when compared to the fiscal year ended July 31, 1996. Accounts receivable increased during fiscal 1997 as a result of the Company experiencing a greater level of sales and the timing of those sales being closer to the end of the fourth fiscal quarter as compared to the fourth fiscal quarter of 1996. Inventory decreased during fiscal 1997, as a result of an aggressive sales program during the three month period ended October 31, 1996, including system discounting, designed to reduce the inventory on hand at the end of fiscal 1996 as well as close monitoring of inventory throughout the eleven month period ended June 30, 1997. Accounts payable increased due to the increased level of hardware purchases required at the end of the fourth quarter of fiscal 1997 to meet the quarter's revenue demands. Accrued liabilities increased due to the provision recorded to accrue the estimated additional costs of settling the three class action lawsuits brought against the Company, should the agreement-in-principle to settle be consummated. This increase was partially offset by a decrease in the accrued restructuring expenses.

  The Company's investing activities used cash of $17,867,000, $24,223,000, and $6,754,000 in the eleven month period ended June 30, 1997, and the fiscal years ended July 31, 1996, and 1995, respectively. The principal uses of cash in fiscal 1997 were the acquisition of Denim Software L.L.C. (approximately $9,126,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements and furniture and fixtures used in the operation of the Company's business. In fiscal 1996, the principal uses of cash were the acquisition of COSS/IMP (approximately $5,545,000), the purchase of the preferred shares of Essential Communications Corporation ($2,500,000), the purchase of land and an office building in London, England for (Pounds)1,148,000 (or approximately $1,788,000), the purchase of land and an office building in Montreal, Quebec for CDN$1,730,000 (or approximately $1,250,000) and the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operation of the Company's business. The principal uses of cash in fiscal 1995 were the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operation of the Company's business.

  Financing activities provided cash of $1,479,000, $30,310,000 and $38,319,000 during the eleven months ended June 30, 1997, and the fiscal years ended July 31, 1996 and 1995, respectively. In the fiscal year ended June 30, 1997, cash was provided from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan. In fiscal 1996, cash was provided primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises less payment of capital lease obligations. In fiscal 1995, cash provided by financing activities was primarily from the receipt of the net proceeds of the Company's initial public offering.

  The Company incurred $6,265,000, $15,871,000 and $6,239,000 of capital expenditures during the eleven month period ended June 30, 1997, and the fiscal years ended July 31, 1996 and 1995, respectively, consisting primarily of computer equipment, software and general office equipment and leasehold improvements. In the fiscal year ended July 31, 1996, the Company purchased an office building and related land in London, England. The Company incurred (Pounds)1,034,000 (or approximately $1,663,000), and (Pounds)715,000 (or approximately $1,114,000) in capital expenditures during the fiscal years ended June 30, 1997 and July 31, 1996, respectively, for the refitting of the London property. In fiscal 1996, the Company also purchased an office building in Montreal, Quebec. The carrying values of the Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for sale. In September 1997, the Company entered into an agreement to sell the Montreal office building for a price not materially different from its carrying value.

  As of June 30, 1997, the Company did not have any material commitments for capital expenditures. However, in July 1997, the Company entered into an agreement to acquire all of the outstanding common stock of D-Vision. This agreement resulted in a cash disbursement of approximately $10,750,000 in July 1997. In August 1997, the Company entered into an agreement-in-principle to settle the three outstanding class action lawsuits against it. This agreement-in-principle, should it be consummated, would require the Company to disburse approximately $7,400,000 from its own funds.

  The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financings. The Company underwent a restructuring intended to decrease operating expenses, however there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below in Certain Factors That May Affect Future Results, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the portion of revenues from customers outside North America, and the implementation of the restructuring plan), "Business--Overview and Recent Developments," "--Other Products and Products Under Development," "-- Marketing and Sales," "--Proprietary Rights," "--Manufacturers and Suppliers," "--Competition," "--Employees" and "Legal Proceedings" which are not historical facts may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in this section and elsewhere in this Form 10-K, as well as from time to time in the Company's other filings with Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

  The Company's future results are subject to substantial risks and uncertainties. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems and software must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations. The Company has recently completed the purchase of certain products and technology through two acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that the Company will not incur disruptions and unexpected expenses in integrating the operations of the two acquired businesses with those of the Company.

  The Company's FLAME, FLINT, INFERNO, FIRE, VAPOUR and FROST systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as Company's direct sales efforts may compete with those of its indirect channels. The Company relies on SGI as the sole source for video input/output cards used in the Company's systems. The Company's OnLINE software requires a videographic card manufactured solely by Truevision. An interruption in the supply or increase in the price of either one of these components could have a material adverse effect on the Company's business and results of operations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

  On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On August 12, 1997 the Company announced that it had reached an agreement-in-principle to settle all of the shareholder class action lawsuits. The proposed $10.8 million settlement will require Discreet Logic to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to the signing of a definitive settlement agreement and to final court approval of the proposed settlement. There can be no assurance that the settlement will be consummated and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be consummated or finally approved for any reason, the Company intends to defend the lawsuits vigorously.

  The market price of the Company's common shares could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company, its competitors or suppliers and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have often been unrelated or disproportionate to the operational performance of these companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of the Company's common shares.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-26 and S-1 through S-2, respectively, of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Registrant's definitive proxy statement of the Registrant's 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

  Certain information concerning directors and executive officers of the Registrant is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Registrant's Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  (b) REPORTS ON FORM 8-K

  A Current Report on Form 8-K dated June 12, 1997 was filed on June 27, 1997. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K announcing the completion by Discreet Logic, through its wholly owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), of the acquisition of substantially all of the assets and the assumption of certain liabilities of Denim Software L.L.C. pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997 among Acquisition Sub, Denim Software L.L.C., Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd. and Frank Khulusi Family limited partnership.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Discreet Logic Inc.

                                                /s/ Richard J. Szalwinski
Date: September 29, 1997                  By: _________________________________
                                                   RICHARD J. SZALWINSKI
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

               SIGNATURE                             TITLE               DATE
               ---------                             -----               ----

    /s/ Richard J. Szalwinski
---------------------------------
         RICHARD J. SZALWINSKI          President, Chief          September 29, 1997
                                         Executive Officer,
                                         Chairman of the Board
                                         of Directors
                                         (Principal Executive
                                         Officer)

     /s/ Francois Plamondon
---------------------------------
           FRANCOIS PLAMONDON           Senior Vice President,    September 29, 1997
                                         Chief Financial
                                         Officer, Treasurer and
                                         Secretary (Principal
                                         Financial and
                                         Accounting Officer)

       /s/ Thomas Cantwell
---------------------------------
            THOMAS CANTWELL             Director and Authorized   September 29, 1997
                                         U.S. Representative

      /s/ Gary G. Tregaskis
---------------------------------
           GARY G. TREGASKIS            Director                  September 29, 1997

      /s/ Brian P. Drummond
---------------------------------
           BRIAN P. DRUMMOND            Director                  September 29, 1997

       /s/ Perry M. Simon
---------------------------------
             PERRY M. SIMON             Director                  September 29, 1997

      /s/ Pierre Desjardins
---------------------------------
           PIERRE DESJARDINS            Director                  September 29, 1997

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

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries at July 31, 1996 and June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended July 31, 1996 and the eleven month period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discreet Logic Inc. and subsidiaries as at July 31, 1996 and June 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1996, and the eleven month period ended June 30, 1997, in accordance with generally accepted accounting principles in the United States of America.

                                            Arthur Andersen & Cie
                                            Chartered Accountants

Montreal, Canada
August 12, 1997

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN U.S. DOLLARS)

                                                        JULY 31,     JUNE 30,
                                                          1996         1997
                                                       -----------  -----------
                       ASSETS
Current Assets:
 Cash and cash equivalents...........................  $21,658,051  $31,668,128
 Accounts receivable (less reserves for uncollectible
  accounts of $3,649,000 and $3,487,000,
  respectively)......................................   16,073,788   26,893,405
 Inventory--
  Resale.............................................   11,555,525   10,867,176
  Demonstration......................................    4,273,961    3,053,752
 Income taxes receivable.............................    3,191,291      448,059
 Other current assets................................    3,640,143    3,888,689
                                                       -----------  -----------
                                                        60,392,759   76,819,209
Property and equipment--less accumulated depreciation
 and amortization....................................   10,037,064    7,728,248
Deferred income taxes................................    4,721,578    3,489,537
Other assets.........................................    1,139,993    2,659,964
Assets held for resale...............................    3,856,348    5,247,741
                                                       -----------  -----------
                                                       $80,147,742  $95,944,699
                                                       ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable....................................  $ 9,350,969  $23,687,070
 Accrued expenses....................................   19,599,077   20,398,720
 Deferred revenue....................................    4,769,506    8,103,294
 Customer deposits...................................    2,618,061    1,359,619
 Due to related parties..............................       25,535          --
 Income taxes payable................................          --     4,734,484
                                                       -----------  -----------
                                                        36,363,148   58,283,187
                                                       -----------  -----------
Deferred income taxes................................    1,441,578      713,236
                                                       -----------  -----------
Commitments and Contingencies (Notes 5, 12, and 15)
Shareholders' Equity:
 Preferred shares--no par value
  Authorized--unlimited number of shares
  Issued and outstanding--none
 Common shares--no par value
  Authorized--unlimited number of shares
 Issued and outstanding--27,699,426 shares at July
  31, 1996 and 28,117,415 shares at June 30, 1997....   78,922,914   80,401,669
 Retained deficit....................................  (35,883,399) (42,639,374)
 Cumulative translation adjustment...................     (696,499)    (814,019)
                                                       -----------  -----------
    Total shareholders' equity.......................   42,343,016   36,948,276
                                                       -----------  -----------
                                                       $80,147,742  $95,944,699
                                                       ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (AMOUNTS IN U.S. DOLLARS)

                                                                  ELEVEN MONTHS
                                         YEARS ENDED JULY 31,         ENDED
                                       -------------------------    JUNE 30,
                                          1995          1996          1997
                                       -----------  ------------  -------------
Total revenues........................ $64,548,611  $ 83,997,447  $101,923,931
Cost of revenues......................  29,608,946    49,333,071    47,571,342
                                       -----------  ------------  ------------
    Gross profit......................  34,939,665    34,664,376    54,352,589
                                       -----------  ------------  ------------
Operating expenses:
  Research and development, net of tax
   credits of $545,000, $711,000 and
   $696,000, respectively.............   4,036,926    16,902,432     9,707,890
  Sales and marketing.................  12,588,110    26,088,163    23,206,070
  General and administrative..........   4,854,261    10,581,670     6,396,024
  Write-off of purchased research and
   development (Note 15)..............         --      8,500,000     9,800,000
  Restructuring expense (Note 17).....         --     15,000,000           --
  Litigation and related settlement
   expenses (Note 5)..................         --      2,506,203     6,500,000
                                       -----------  ------------  ------------
    Total operating expenses..........  21,479,297    79,578,468    55,609,984
                                       -----------  ------------  ------------
    Operating income (loss)...........  13,460,368   (44,914,092)   (1,257,395)
                                       -----------  ------------  ------------
Other income (expense):
  Interest income.....................     218,976     2,258,705     1,233,924
  Interest expense....................    (222,103)     (229,579)      (55,318)
  Foreign currency exchange gain
   (loss).............................    (167,224)      178,620      (187,843)
                                       -----------  ------------  ------------
    Total other income (expense)......    (170,351)    2,207,746       990,763
                                       -----------  ------------  ------------
  Income (loss) before income taxes
   and minority interest..............  13,290,017   (42,706,346)     (266,632)
Provision for income taxes............   5,490,197     1,434,835     6,489,343
                                       -----------  ------------  ------------
  Net income (loss) before minority
   interest...........................   7,799,820   (44,141,181)   (6,755,975)
Minority interest.....................      14,725           --            --
                                       -----------  ------------  ------------
  Net income (loss)................... $ 7,785,095  $(44,141,181) $ (6,755,975)
                                       ===========  ============  ============
Net income (loss) per common and
 common equivalent share.............. $      0.31  $      (1.64) $      (0.24)
                                       ===========  ============  ============
Weighted average common shares
 outstanding..........................  24,885,670    26,836,834    27,947,807
                                       ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (AMOUNTS IN U.S. DOLLARS)

                                                   RETAINED         SHARE      CUMULATIVE       TOTAL
                          COMMON                   EARNINGS     SUBSCRIPTIONS  TRANSLATION  SHAREHOLDERS'
                           SHARES      AMOUNT      (DEFICIT)      RECEIVABLE    ADJUSTMENT      EQUITY
                         ----------  -----------  ------------  -------------- ------------ --------------
Balance, July 31, 1994.. 21,176,000  $   695,871  $    472,687   $  (148,148)   $ (86,497)   $    933,913
 Issuance of common
  shares net of issuance
  costs of $4,893,657
  and related tax effect
  of $1,713,000.........  4,250,788   40,906,450           --            --           --       40,906,450
 Issuance of common
  shares in exchange for
  minority interest
  (Note 2(b))...........     18,000       44,659           --            --           --           44,659
 Exercise of common
  stock options.........  1,172,072    1,652,694           --     (1,645,000)         --            7,694
 Repurchase of common
  shares................ (1,450,000)     (67,129)          --         67,129          --              --
 Collection of share
  subscriptions
  receivable............        --           --            --         81,019          --           81,019
 Net income.............        --           --      7,785,095           --           --        7,785,095
 Change in cumulative
  translation
  adjustment............        --           --            --            --       365,623         365,623
                         ----------  -----------  ------------   -----------    ---------    ------------
Balance, July 31, 1995.. 25,166,860   43,232,545     8,257,782    (1,645,000)     279,126      50,124,453
 Issuance of common
  shares net of issuance
  costs of $1,988,202
  and related tax effect
  of $775,399...........    970,920   28,157,527           --            --           --       28,157,527
 Exercise of common
  stock options.........  1,244,918    1,230,734           --            --           --        1,230,734
 Issuance of shares
  through Employee Stock
  Purchase Plan.........     16,728      302,108           --            --           --          302,108
 Issuance of shares to
  COSS (Note 15(b)).....    300,000    6,000,000           --            --           --        6,000,000
 Collection of share
  subscriptions
  receivable............        --           --            --      1,645,000          --        1,645,000
 Net loss...............        --           --    (44,141,181)          --           --      (44,141,181)
 Change in cumulative
  translation
  adjustment............        --           --            --            --      (975,625)       (975,625)
                         ----------  -----------  ------------   -----------    ---------    ------------
Balance, July 31, 1996.. 27,699,426   78,922,914   (35,883,399)          --      (696,499)     42,343,016
 Exercise of common
  stock options.........    321,577    1,128,256           --            --           --        1,128,256
 Issuance of shares
  through Employee Stock
  Purchase Plan.........     96,412      350,499           --            --           --          350,499
 Net loss...............        --           --     (6,755,975)          --           --       (6,755,975)
 Change in cumulative
  translation
  adjustment............        --           --            --            --      (117,520)       (117,520)
                         ----------  -----------  ------------   -----------    ---------    ------------
Balance, June 30, 1997.. 28,117,415  $80,401,669  $(42,639,374)  $       --     $(814,019)   $ 36,948,276
                         ==========  ===========  ============   ===========    =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (AMOUNTS IN U.S. DOLLARS)

                                                                  ELEVEN MONTHS
                                        YEARS ENDED JULY 31,          ENDED
                                      --------------------------    JUNE 30,
                                          1995          1996          1997
                                      ------------  ------------  -------------
Cash flows from operating
 activities:
 Net income (loss)..................  $  7,785,095  $(44,141,181) $ (6,755,975)
 Adjustments to reconcile net income
  (loss) to cash provided by
  operating activities--
 Depreciation and amortization......     1,674,858     6,276,139     5,882,575
 Deferred income taxes..............       652,512    (2,072,789)      503,699
 Increase in minority interest......        14,725           --            --
 Loss (gain) on sale of fixed
  assets............................        (7,080)       31,819           --
 Write-off of purchased research &
  development.......................           --      8,500,000     9,800,000
 Write-off of assets for
  restructuring.....................           --      5,510,237           --
 Write-off of investment in
  Essential Communications
  Corporation.......................           --      2,500,000           --
 Changes in assets and liabilities--
  Accounts receivable...............   (10,786,522)   (1,100,199)  (10,819,617)
  Inventory.........................    (7,692,451)   (6,088,107)    2,986,146
  Income taxes receivable...........       523,924    (2,718,204)    2,743,232
  Other current assets..............    (1,326,134)   (1,917,776)     (248,546)
  Accounts payable..................    11,388,728    (6,183,710)   14,336,101
  Accrued expenses..................     1,367,536    16,865,069       799,643
  Deferred revenue..................     2,595,168       961,399     3,333,788
  Income taxes payable..............     2,553,153    (2,578,994)    4,734,484
  Customer deposits.................       (81,883)    1,807,254    (1,258,442)
  Due to related parties............      (357,756)      (75,778)      (25,535)
                                      ------------  ------------  ------------
 Net cash provided by (used in)
  operating activities..............     8,303,873   (24,424,821)   26,011,553
                                      ------------  ------------  ------------
Cash flows from investing
 activities:
 Purchase of property and equipment.    (6,239,422)  (15,870,636)   (6,265,405)
 Proceeds from disposal of property
  and equipment.....................        69,800       212,719         4,885
 Increase in other assets...........      (584,794)     (519,841)   (2,480,908)
 Cash paid for Denim acquisition and
  related costs.....................           --            --     (9,125,611)
 Cash paid for COSS/IMP acquisition
  and related costs.................           --     (5,544,848)          --
 Cash paid for investment in
  Essential Communications
  Corporation.......................           --     (2,500,000)          --
                                      ------------  ------------  ------------
 Net cash used in investing
  activities........................    (6,754,416)  (24,222,606)  (17,867,039)
                                      ------------  ------------  ------------
Cash flows from financing
 activities:
 Proceeds from issuance of common
  shares, net of issuance costs.....    39,193,450    27,382,128           --
 Proceeds from the exercise of stock
  options...........................         7,694     1,230,734     1,128,256
 Proceeds from the employee stock
  purchase plan.....................           --        302,108       350,499
 Payment of capital lease
  obligations.......................      (963,500)     (249,699)          --
 Proceeds from subscriptions
  receivable........................        81,019     1,645,000           --
                                      ------------  ------------  ------------
 Net cash provided by financing
  activities........................    38,318,663    30,310,271     1,478,755
                                      ------------  ------------  ------------
Foreign exchange effect on cash.....       292,516      (991,874)      386,808
                                      ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents........................    40,160,636   (19,329,030)   10,010,077
Cash and cash equivalents, beginning
 of year............................       826,445    40,987,081    21,658,051
                                      ------------  ------------  ------------
Cash and cash equivalents, end of
 year...............................  $ 40,987,081  $ 21,658,051  $ 31,668,128
                                      ============  ============  ============
Supplemental disclosure of cash flow
 information:
 Interest paid during the year......  $    203,038  $    229,610  $     16,579
 Income taxes paid during the year..       974,569     8,823,579     1,141,487
Supplemental disclosure of non-cash
 financing and investing activities:
 Issuance of common shares in
  exchange for subscriptions
  receivable........................     1,645,000           --            --
 Issuance of common shares to COSS..           --      6,000,000           --
 Property and equipment acquired
  under capital leases..............       416,671           --            --
 Issuance of common shares in
  exchange for minority interest....        44,659           --            --
 Reduction of share subscriptions
  receivable........................        67,129           --            --
 Deferred tax asset recorded in
  connection with share issuance
  costs.............................     1,713,000       775,399           --

  The accompanying notes are an integral part of these consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AMOUNTS IN U.S. DOLLARS)

(1) OPERATIONS

  Discreet Logic Inc. ("the Company") was incorporated under Part 1A of the Quebec Companies Act on September 10, 1991. The Company and its subsidiaries develop, assemble, market and support non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video and HDTV. The Company's systems and software are utilized by creative professionals, for a variety of applications, including feature films, television programs, commercials, music videos, interactive game production and live broadcasting.

  The Company sells its systems and other products through its direct sales organization, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles, New York and Chicago and field representatives based in Boston, San Francisco and Atlanta. In fiscal 1996, the Company opened sales offices in India, Hong Kong and Japan. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore and Brazil and through a network of distributors in over 60 countries.

  The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the Company's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for the Company's systems; the ability of the Company to expand its current market to include additional applications and develop new products for related markets; the risk that as the Company enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that the products and technologies acquired by the Company through acquisitions will not be successful, achieve market acceptance or be successfully integrated with the Company's existing products and business; the risk of quarterly fluctuations in the Company's operating results; the risk of the Company's reliance on SGI for the workstations included in the Company's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting the Company's products to future SGI products; the risk that the Company derives a significant portion of its revenues from foreign sales; the Company's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property; the risk that the Company's direct sales efforts' may compete with those of its indirect channels; the risk of the Company's reliance on SGI as the sole source for video input/output cards used in the Company's systems and the risk resulting from the requirement of the Company's OnLINE software for a videographic card manufactured solely by Truevision, Inc.; the Company's dependence on key management and technical employees; market price fluctuations due to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and the historical fluctuations in market prices of technology companies generally; the risk that the litigation settlement agreement-in-principle will not be consummated and that the Company will not be successful in its continued defense of the three class action lawsuits; and other risks detailed from time to time in the Company's filings with the Commission, including this Form 10-K.

  The Company believes that with its current level of working capital together with funds generated from operations, it has adequate sources of cash to meet its operational and capital expenditure requirements through fiscal 1998.

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

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

  (a) CHANGE OF FISCAL YEAR

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The consolidated financial statements are presented for the eleven month period ended June 30, 1997 and the twelve month periods ended July 31, 1996 and 1995. The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the prior fiscal year's results to reflect the current eleven month fiscal period. Consequently, the results for the eleven month period ended June 30, 1997 are not directly comparable with those for the twelve month period ended July 31, 1996, and the current eleven month period's results are not necessarily indicative of the results that could be expected for a full twelve month period.

  (b) PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of June 30, 1997. Discreet Logic (UK) Limited was a 75% owned subsidiary until February 28, 1995, at which time, the Company purchased the 25% minority interest in exchange for 18,000 common shares. All significant intercompany accounts and transactions have been eliminated upon consolidation.

  (c) REVENUE RECOGNITION

  The Company recognizes revenue from software licenses, and the related hardware and peripherals, upon shipment of the products. The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed. Post contract customer support, training, installation, systems integration and rental services, are performed primarily under separately priced arrangements under which the Company has recorded revenues of $4,770,000, and $11,713,000, for the years ended July 31, 1995 and 1996, respectively, and $13,606,000 for the eleven month period ended June 30, 1997. In cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (d) NET INCOME (LOSS) PER COMMON SHARE

  Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, computed in accordance with the treasury stock method. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the 12 months immediately preceding the initial public offering (the twelve-month period subsequent to June 1, 1994), plus options granted during the same period, have been included in the calculation of weighted average number of common shares using the treasury stock method at the initial public offering price of $10.50 per share.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The new standard simplifies the computation of earnings per share
  (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will be required to disclose both basic and diluted EPS.

  The Company is required to adopt the new standard in its year-end 1998 consolidated financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, under SFAS No. 128, have not been presented as they do not differ materially from the EPS presented in the consolidated statements of operations.

  (e) RESEARCH AND DEVELOPMENT EXPENSES

  The Company charges to operations research and development costs as incurred and presents such expenses net of income tax credits from the Canadian federal and Quebec provincial governments (see Note 7). Software development costs are considered for capitalization when technological feasibility is established in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company sells software in a market that is subject to rapid technological change, new product introductions and changing customer needs. Accordingly, the Company has not capitalized software development costs due to its inability to estimate the useful life of software under development.

  (f) TRANSLATION OF FOREIGN CURRENCIES

  The accounts of the Company are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company's management has elected to present these consolidated financial statements in U.S. dollars. The financial statements of the Company and its subsidiaries are translated from their functional currency into the reporting currency, the U.S. dollar, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a separate component of shareholders' equity in the consolidated balance sheets.

  Prior to August 1995, the Company remeasured the financial statements of its foreign subsidiaries and other foreign currency transactions into Canadian dollars as follows: monetary assets and liabilities are translated at exchange rates in effect at year-end, and nonmonetary items are translated at historical

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  exchange rates; revenues and expenses are translated at the average rate during the year, except for depreciation and amortization, which are translated at the same rates as the related assets. Exchange gains and losses arising from transactions denominated in foreign currencies are included in current operations. Foreign currency translation gains (losses) from the remeasurement into the Canadian dollar included in other income (expense) in the accompanying consolidated statements of operations were $4,968 for the year ended July 31, 1995.

  Beginning August 1, 1995, the Company changed the functional currency of its foreign subsidiaries from the Canadian dollar to their respective local currencies. Accordingly, cumulative translation gain (losses) are included as a separate component of shareholders' equity in the consolidated balance sheets. The impact on the consolidated financial statements of the change of functional currency of the Company's foreign subsidiaries was not significant. Foreign currency transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were $162,256, $178,620, and $(187,843) for the years ended July 31, 1995, and 1996, and the eleven month period ended June 30, 1997, respectively.

  (g) CONCENTRATION OF CREDIT RISK

  During fiscal 1997, the Company amended and restated its Maximum Liability Agreement with a leasing company. The agreement provides that the Company is contingently liable up to a maximum percentage of the remaining principal payments outstanding related to the purchase of the Company's products by customers financed by said leasing company. The maximum liability is contingent on certain factors as defined in the agreement. As at June 30, 1997, the Company has accrued $619,000 the maximum amount of the contingent liability as a charge to general and administrative expenses.

  The Company has no other significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of June 30, 1997.

  (h) POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

  The Company does not provide postemployment and postretirement benefits.

  (i) CASH EQUIVALENTS

  Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at July 31, 1996 and June 30, 1997. The Company applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

  (j) INVENTORY

  Inventory consists of hardware purchased for resale and is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Demonstration inventory consists of hardware inventory used by the Company and potential customers for product demonstrations which will be subsequently sold.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (K) PROPERTY AND EQUIPMENT

  The Company provides for depreciation and amortization using the straight-line and declining-balance methods over the estimated useful lives of the assets as follows:

                                        ESTIMATED     JULY 31,     JUNE 30,
           ASSET CLASSIFICATION        USEFUL LIFE      1996         1997
           --------------------       -------------- -----------  -----------
     Computer equipment, video
      equipment and software.........   2-5 Years    $14,095,730  $14,375,443
     Leasehold improvements..........   Shorter of     2,485,751    1,222,478
                                      term of lease
                                      or useful life
     Furniture and fixtures..........    5 Years       1,677,067    1,797,891
                                                     -----------  -----------
                                                      18,258,548   17,395,812
     Less--Accumulated depreciation
      and amortization...............                 (8,221,484)  (9,667,564)
                                                     -----------  -----------
                                                     $10,037,064  $ 7,728,248
                                                     ===========  ===========

(3) OTHER CURRENT ASSETS

  Other current assets consist of the following:

                                                            JULY 31,   JUNE 30,
                                                              1996       1997
                                                           ---------- ----------
     Prepaid expenses..................................... $2,206,248 $2,919,782
     Sales tax receivable.................................    578,781    787,515
     Other receivables....................................    855,114    181,392
                                                           ---------- ----------
                                                           $3,640,143 $3,888,689
                                                           ========== ==========

(4) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                         JULY 31,    JUNE 30,
                                                           1996        1997
                                                        ----------- -----------
     Payroll and payroll related....................... $ 2,768,461 $ 2,838,873
     Professional fees.................................     739,412     733,680
     Commissions.......................................   1,967,175   2,187,178
     Sales tax and VAT payable.........................     946,917     679,052
     Accrued restructuring expenses....................   8,634,484   4,272,438
     Maximum liability accrual.........................     830,000     619,000
     Accrued litigation and settlement expenses........   2,506,203   8,186,969
     Other.............................................   1,206,425     881,530
                                                        ----------- -----------
                                                        $19,599,077 $20,398,720
                                                        =========== ===========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(5) LITIGATION AND RELATED SETTLEMENT EXPENSES

  (a) SECURITIES LITIGATION

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [. . .]Discreet Logic Inc., et al., case No. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes that the allegations in the complaint are without merit and has defended the lawsuit vigorously.

  On June 13, 1996, a lawsuit entitled Bruce Friedberg, On Behalf of Himself and All Others Similarly Situated, vs. Discreet logic Inc., et al., Civ. No. 96-11232-EFH, was filed in the United States District Court, District of Massachusetts. Named as defendants are the Company and certain of the Company's former and existing directors and officers. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between November 14, 1995, and February 13, 1996. On October 11, 1996, the plaintiff filed an amended complaint which asserts substantially the same factual allegations as the first complaint and proposes the identical class period. The complaint alleges violations of the United States Federal Securities law through material misrepresentations and omissions. The Company believes that the allegations in the complaint are without merit and has defended the lawsuit vigorously.

  On April 29, 1997, a lawsuit entitled Anton Paparella, Sandra Esner and Geoffrey L. Sherwood, On Behalf of Themselves and All Others Similarly Situated vs. Discreet Logic Inc., et al., case No. C-97-1570, was filed in the United States District Court, Northern District of California. Named as defendants are the Company and certain of Company's former and existing officers, directors and affiliates, and certain underwriters. The complaint asserts, in all material respects, the same factual allegations and proposes the same class period as the above-described California state court complaint filed in May 1996, except asserts claims under federal securities law instead of state law. The Company believes that the allegations in the California federal complaint are without merit and has defended the lawsuit vigorously.

  On August 12, 1997 the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The proposed $10,800,000 settlement would require the Company to contribute approximately $7,400,000 from its own funds, with the remainder provided by insurance. The settlement is subject to the signing of a definitive settlement agreement and to final court approval of the proposed settlement. There can be no assurance that the settlement will be consummated and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be consummated or finally approved for any reason, the Company intends to defend the lawsuits vigorously.

  In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company, should the agreement-in-principle be consummated. At June 30, 1997, accrued expenses included a reserve of $8,186,969 for these estimated settlement costs.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(6) DEMAND LINE OF CREDIT, LEASING AND TAX CREDIT FACILITIES

  Subsequent to year end, the Company amended its revolving demand line of credit and leasing facility with its bank. The new agreement provides for a revolving demand line of credit under which it can borrow up to CDN$7,000,000 (approximately $5,085,000 at June 30, 1997). Advances under the line accrue interest monthly at the Canadian prime rate (4.75% at June 30, 1997) plus 0.25%. Additionally, the agreement provides for a CDN$600,000 (approximately $436,000 at June 30, 1997) demand leasing facility, and a CDN$600,000 (approximately $436,000 at June 30, 1997) demand research and development tax credit facility. Advances under these facilities accrue monthly at the Canadian prime rate (4.75% at June 30, 1997) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets, and Canadian federal and provincial research and development tax credits receivable. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios.

(7) CANADIAN FEDERAL AND PROVINCIAL INCOME TAX CREDITS

  The Company is entitled to research and development incentives in the form of income tax credits from the Canadian federal government ("Federal") and from the Province of Quebec ("Provincial"). Federal income tax credits are received on qualified Canadian research and development expenditures and equipment purchases. Provincial income tax credits are received on qualified research and development salaries in the Province of Quebec. The Federal and Provincial income tax credits are earned at 20% of qualified research and development expenditures. Additionally, the Federal credit may be limited to a credit against income taxes payable.

  The Company recorded $545,000, $711,000 and $696,000 of income tax credits as a reduction of research and development expenses for the years ended July 31, 1995 and 1996, and the eleven month period ended June 30, 1997, respectively. These income tax credits represent credits earned based on qualifying research and development expenditures. In addition, the Company recorded, $690,000, $513,000 and $196,000 of income tax credits as a reduction in the carrying value of property and equipment for the years ended July 31, 1995 and 1996 and the eleven month period ended June 30, 1997, respectively. These income tax credits represent credits earned based on qualifying property and equipment purchases.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

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

  (e) SHARE SUBSCRIPTIONS RECEIVABLE

  In fiscal 1995, a share subscriptions receivable, in the amount of $148,148, from the then and current Chairman of the Board of Directors and the former president of the Company was reduced through the shares being repurchased (see note 8(f)) or repaid. On November 11, 1994, the former President and Chief Executive Officer of the Company issued to the Company a $1,645,000 note in connection with the exercise of nonqualified stock options which is included in share subscriptions receivable at July 31, 1995. During the 1996 fiscal year, the note was repaid in full together with interest in the amount of $134,000.

  (f) REPURCHASED SHARES

  On March 27, 1995, the Company entered into an agreement with a former President of the Company whereby he returned 1,450,000 common shares of the Company in exchange for a $67,000 reduction in his outstanding share subscription. This transaction was reflected as a reduction in common shares and share subscription receivable in the accompanying consolidated statements of shareholders' equity.

  (g) DIVIDENDS

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars.
  Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At June 30, 1997, the Company could not distribute any dividends.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (h) CAPITAL STRUCTURE

  In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information About Capital Structure. This statement is effective for financial statements for periods ended after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company does not anticipate that the implementation of this statement will have a material impact on the consolidated financial statements.

  (9) STOCK OPTION AND STOCK PURCHASE PLANS

  The Company applies the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock-based compensation plans. During the year, the Company has adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards based on a fair value concept for stock-based employee compensation plans. This statement requires an employer that continues to apply the accounting provisions of APB 25 to disclose pro forma amounts reflecting the difference between compensation costs, including tax effects, that would have been recognized in the income statement, if the fair value based method had been used.

  The table below presents pro forma net income (loss) and EPS, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123. Pro forma information has not been presented for fiscal 1995 because the fair value based method of accounting has not been applied to options granted prior to August 1, 1995 and there were no offerings under the 1995 Employee Stock Purchase Plan prior to August 1, 1995.

                                                   1996         1997
                                               ------------  -----------
     Net income (loss)           As Reported   $(44,141,181) $(6,755,975)
                                 Pro forma     $(46,118,158) $(8,414,957)
     Net income (loss) per share As Reported   $      (1.64) $     (0.24)
                                 Pro forma     $      (1.72) $     (0.30)

  Because the fair value based method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

  On August 12, 1996, the Company's Board of Directors authorized the repricing of 106,600 stock options previously granted under the 1994 Plan. The repricing provided for the exercise price of the 106,600 options to be reduced to $6.375 per share, representing the fair value per common shares on the date of repricing. Prior to the repricing, such options had exercise prices ranging from $19.25 to $28.50 per share. In exchange for the repriced options, the 159,900 stock options remaining from these grants were forfeited.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (b) 1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Nonemployee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Compensation Committee may grant options to purchase up to 200,000 common shares to nonemployee directors of the Company. The Director Plan authorizes the grant (a) to each person who becomes a member of the Board of Directors and who is not an employee, officer or direct and indirect owner of 5% or more of the common shares of the Company (a "Non-Employee Director"), on the date such person is first elected to the Board of Directors without further action by the Compensation Committee, of an option to purchase 20,000 common shares and (b) to each person receiving an option pursuant to clause
  (a) who is a Non-Employee Director on the fifth anniversary of the date such person was first elected to the Board of Directors, during the term of the Director Plan, of an option to purchase 15,000 common shares, provided that such person has continuously served as a Non-Employee Director during such 5-year period. The exercise price will be the fair market value at the date of grant and the options will expire 10 years from the date of grant. All options vest in three equal annual installments, with the first vesting on the date of grant. As of June 30, 1997, 60,000 options were granted and outstanding at fair market value under the Director Plan.

  (c) 1995 EMPLOYEE STOCK PURCHASE PLAN

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Employee Stock Purchase Plan, whereby the Company has reserved and may issue to employees up to an aggregate of 300,000 common shares in semiannual offerings over a ten year period. Common shares are sold at 85% of fair market value. As of June 30, 1997, 113,140 shares had been issued under the plan.

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

  (e) 1997 SPECIAL LIMITED NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

  On February 10, 1997, the Company's Board of Directors adopted the 1997 Special Limited Non-Employee Director Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, options to purchase 10,000 of the Company's common shares were granted to each of two of the Company's non-employee directors at the Fair Market Value (as defined in the 1997 Plan) of the shares on the date of the grant, February 10, 1997. The total number of common shares originally available for grant under the 1997 Plan was 20,000. The options granted pursuant to the 1997 Plan expire 10 years from the date of grant and vest in three equal annual installments. As of June 30, 1997, 20,000 options were granted and outstanding under the 1997 Plan.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  (f) STOCK OPTION ACTIVITY

  The following is a summary of all stock option activity:

                                     1995                 1996                 1997
                              -------------------- -------------------- --------------------
                                          WEIGHTED             WEIGHTED             WEIGHTED
                                          AVERAGE              AVERAGE              AVERAGE
                                          EXERCISE             EXERCISE             EXERCISE
                                SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              ----------  -------- ----------  -------- ----------  --------
     Beginning Outstanding...  1,245,080   $0.09    3,403,740   $ 2.97   2,744,646   $7.77
     Options Granted.........  3,389,260    3.33      973,000    16.53   1,689,638    5.41
     Options Exercised....... (1,172,072)   1.15   (1,244,918)    1.27    (321,577)   3.51
     Options Canceled........    (58,528)   1.01     (387,176)   10.67  (1,606,794)   9.63
                              ----------           ----------           ----------
     Ending Outstanding......  3,403,740    2.97    2,744,646     7.77   2,505,913    5.64
                              ==========           ==========           ==========
     Exercisable.............    763,576   $0.73      513,714   $ 6.01     389,832   $4.71
                              ==========           ==========           ==========
     Weighted Average Fair
      Value of Options
      Granted During the
      Year...................                --                 $10.43               $3.19

  The following table provides further detail on the options granted during fiscal 1996 and 1997 in relation to their respective fair values as calculated above:

                                        1996                     1997
                               ----------------------- -------------------------
                                          WEIGHTED                  WEIGHTED
                                           AVERAGE                   AVERAGE
                               SHARES   EXERCISE PRICE  SHARES    EXERCISE PRICE
                               ------- --------------- --------- ---------------
     Exercise price equal to
      fair value.............  531,562     $ 13.17     1,487,238     $ 5.23
     Exercise price greater
      than fair value........   45,000       23.72       147,400       6.48
     Exercise price less than
      fair value.............  396,438       20.22        55,000       7.38
                               -------     -------     ---------     ------
                               973,000     $ 16.53     1,689,638     $ 5.41
                               =======     =======     =========     ======

  The following table summarizes the options outstanding and exercisable as at June 30, 1997:

                                                               WEIGHTED                    WEIGHTED
        RANGE OF EXERCISE       OPTIONS    WEIGHTED AVERAGE    AVERAGE        NUMBER       AVERAGE
              PRICES           OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE  EXERCISABLE EXERCISE PRICE
        -----------------     ------------ ---------------- -------------- ------------ --------------
     $0.05-$2.88.............    322,402         7.26           $ 1.29       240,878        $ 1.05
     $4.50-$4.50.............    748,800         9.12           $ 4.50           --         $  --
     $4.69-$5.50.............    304,000         9.06           $ 5.49           666        $ 4.63
     $6.03-$6.38.............    897,911         9.26           $ 6.15        91,312        $ 6.38
     $7.00-$25.00............    232,800         8.66           $13.59        56,976        $17.53
                               ---------                                     -------
     $0.05-$25.00............  2,505,913         8.88           $ 5.64       389,832        $ 4.71

  The fair value of each graded vesting option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in both 1996 and 1997; risk free interest rates between 5.6% and 6.3%; expected dividend yields of 0%; expected term after vest date of approximately .52 years; and expected volatility of 100%.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)


(10) RELATED PARTY TRANSACTIONS

  (a) BEHAVIOUR ENTERTAINMENT INC. ("BEHAVIOUR")

  The Company recorded revenue of $121,000 from Behaviour, a company owned by the Company's Chairman and Chief Executive Officer, during the fiscal year ended July 31, 1996. The Company had trade receivables of $113,000 from Behaviour at July 31, 1996.

  (b) OTHER RELATED PARTY TRANSACTIONS

  The Company recorded revenue of $2,304,000 during fiscal 1996, from a company with which the Company's Chairman and Chief Executive Officer is affiliated. At July 31, 1996, the Company had a trade accounts receivable of $836,000 from such company. The balance was collected in six monthly installments of $139,000.

  The Company has recorded revenue of $1,138,000 during fiscal 1996, from a company with which a member of the Company's board of directors is affiliated. At July 31, 1996, the full amount of the sale had been collected.

  In July 1997 the Company agreed to rent space for its new headquarters in Montreal from TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer. As part of this agreement, TGR Zone will assume the Company's lease commitment at its previous Montreal location. The agreement provides that the Company will lease approximately 55,000 square feet of space at approximately CDN$13.00 (or approximately $9.44 at June 30, 1997) per square foot per annum subject to normal escalation clauses. The proposed lease is set to expire in June 2007. The Company will only sign the proposed lease when the Company is satisfied with the assignment of its previous lease. If this assignment is not negotiated with the previous landlord and TGR Zone in a manner acceptable to the Company, the Company has the right to modify the terms of its agreement with TGR Zone. The proposed lease for the current building and the assignment of the lease for the previous building are expected to be executed in the second fiscal quarter of 1998. The commitments related to this proposed lease are disclosed in Note 12.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                         JULY 31,    JUNE 30,
                                                           1996        1997
                                                        ----------- -----------
     Deferred tax assets--
       Foreign tax loss carryforwards.................. $ 6,850,000 $ 5,150,000
       Litigation and related settlement expenses......         --    1,650,000
       Restructuring expenses..........................   1,400,000   1,400,000
       Initial and secondary public offering issuance
        costs..........................................   1,740,378   1,254,730
       Other temporary differences.....................   1,581,200     834,807
                                                        ----------- -----------
                                                         11,571,578  10,289,537
       Less: Valuation allowance.......................   6,850,000   6,800,000
                                                        ----------- -----------
                                                        $ 4,721,578 $ 3,489,537
                                                        =========== ===========
     Deferred tax liabilities--
       Difference between book and tax basis of
        property and equipment......................... $ 1,121,514 $   544,745
       Federal research and development tax credits....     320,064     168,491
                                                        ----------- -----------
                                                        $ 1,441,578 $   713,236
                                                        =========== ===========

  The Company provides deferred taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five year period.

  Income (loss) before income taxes and minority interest for the entities incorporated in the following jurisdictions:

                                             YEARS ENDED
                                               JULY 31,           ELEVEN MONTHS
                                       -------------------------  ENDED JUNE 30,
                                          1995          1996           1997
                                       -----------  ------------  --------------
     Canada........................... $10,755,706  $ (2,470,805)  $ 6,110,923
     United States....................   3,359,166   (12,587,746)    1,486,294
     United Kingdom...................    (350,429)   (5,191,695)     (320,982)
     European and Other...............    (474,426)  (22,456,100)   (7,542,867)
                                       -----------  ------------   -----------
                                       $13,290,017  $(42,706,346)  $  (266,632)
                                       ===========  ============   ===========

  The income tax provision is composed of the following:

                                              YEARS ENDED
                                                JULY 31,          ELEVEN MONTHS
                                         -----------------------  ENDED JUNE 30,
                                            1995        1996           1997
                                         ----------  -----------  --------------
     Current--
       Federal.......................... $2,381,427  $ 2,060,380    $3,641,996
       Provincial.......................    665,254      375,087       930,323
       Foreign..........................  1,791,004    1,072,157     1,979,000
                                         ----------  -----------    ----------
                                          4,837,685    3,507,624     6,551,319
                                         ----------  -----------    ----------
     Deferred--
       Federal..........................    647,247   (1,373,684)      229,580
       Provincial.......................    268,656     (228,379)      190,996
       Foreign..........................   (263,391)    (470,726)     (482,552)
                                         ----------  -----------    ----------
                                            652,512   (2,072,789)      (61,976)
                                         ----------  -----------    ----------
         Total provision................ $5,490,197  $ 1,434,835    $6,489,343
                                         ==========  ===========    ==========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                  YEARS ENDED
                                                    JULY 31,      ELEVEN MONTHS
                                                  -------------   ENDED JUNE 30,
                                                  1995    1996         1997
                                                  -----  ------   --------------
     Provision (benefit) at the Canadian federal
      statutory rate............................   38.0%  (38.0)%      (38.0)%
     Foreign taxes..............................    3.3    17.2        122.1
     Effect of not utilizing foreign
      subsidiaries' tax losses..................    0.9    16.0        320.2
     Effect of basis differences not benefited..    --      3.0      2,323.1
     Provincial taxes, net of federal tax
      abatements................................   (1.0)    0.2         72.3
     Canadian federal incentives for
      manufacturers and small business..........   (2.8)    0.2          0.0
     Utilization of net operating loss
      carrybacks................................    --      --        (361.2)
     Other items................................    2.9     4.8         (4.7)
                                                  -----  ------      -------
       Tax provision............................   41.3%    3.4%     2,433.8%
                                                  =====  ======      =======

  The Company has $15,150,000 of cumulative foreign net operating loss carryforwards which may be available to reduce future income tax liabilities in those jurisdictions. The loss carryforwards will expire beginning June 30, 2001.

  The Company has recorded a valuation allowance against certain deferred tax assets including the tax benefit of certain foreign net operating loss carryforwards as the tax benefits do not meet the recognition criteria set forth in SFAS 109 due to the uncertainty of realizability.

  These net operating loss carryforwards are subject to review and adjustment by the respective tax authorities and may be limited in certain cases upon a significant ownership change of the corporation, as defined.

(12) COMMITMENTS AND CONTINGENCIES

  (A) LEASE COMMITMENTS

  The Company has both operating and capital lease commitments for certain facilities and equipment which expire, at various dates, through June 2007. The following schedule outlines the future minimum rental payments under these leases at June 30, 1997:

                                                                     OPERATING
                                                                      LEASES
                                                                    -----------
        Year ended June 30,
          1998..................................................... $ 2,077,806
          1999.....................................................   1,499,624
          2000.....................................................   1,323,663
          2001.....................................................   1,279,458
          2002 and thereafter......................................   6,083,483
                                                                    -----------
          Total minimum lease payments............................. $12,264,034
                                                                    ===========

  The above commitments include leases for locations which the Company plans to close under the restructuring plan (see Note 17).

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  Rental expenses related to the operating leases were approximately $917,000, $1,348,000 and $1,600,000 for the years ended July 31, 1995 and
  1996 and the eleven month period ended June 30, 1997 respectively. Included in the minimum lease payment commitment is approximately CDN $12,950,824 (approximately $9,407,478 at June 30, 1997) representing future payment due to a related party from which the Company leases office space in Montreal.

  (b) LETTERS OF GUARANTEE

  The Company has provided letters of guarantee in the amount of $485,178 and $328,753 as of July 31, 1996 and June 30, 1997, respectively.

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company operates in one industry segment primarily digital image processing solution systems for creating, editing and compositing special visual effects for film and video, including training and other services incidental to these products.

  Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                                  ELEVEN MONTHS
                                           YEARS ENDED JULY 31,   ENDED JUNE 30,
     GEOGRAPHIC AREA                      ----------------------- --------------
     BY DESTINATION                          1995        1996          1997
     ---------------                      ----------- ----------- --------------
     North America....................... $35,515,336 $36,286,073  $ 43,752,904
     Europe..............................  20,706,850  35,774,418    36,839,458
     Pacific Rim.........................   6,414,711   8,717,015    15,396,131
     Other...............................   1,911,714   3,219,941     5,935,438
                                          ----------- -----------  ------------
                                          $64,548,611 $83,997,447  $101,923,931
                                          =========== ===========  ============

                                      YEARS ENDED   ELEVEN MONTHS
                                       JULY 31,     ENDED JUNE 30,
     GEOGRAPHIC AREA                  ------------  --------------
     BY DESTINATION                   1995   1996        1997
     ---------------                  -----  -----  --------------
     North America..................   55.0%  43.2%      42.9%
     Europe.........................   32.1   42.6       36.1
     Pacific Rim....................    9.9   10.4       15.2
     Other..........................    3.0    3.8        5.8
                                      -----  -----      -----
                                      100.0% 100.0%     100.0%
                                      =====  =====      =====

  Revenues, net income and identifiable assets for the Company's Canadian, U.S., U.K., German, French and other operations are as follows:

  Intercompany transfers between geographic areas are at prices that approximate arm's length transactions. Expenses incurred in one geographic area that benefit other areas have been allocated based upon services utilized.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

                      CANADA         U.S.         U.K.        FRANCE       GERMANY       OTHER      ELIMINATIONS   CONSOLIDATED
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
1995--
 Revenues........  $ 12,878,575  $ 31,794,924  $10,089,329  $ 6,675,916  $ 3,109,867  $        --   $         --   $ 64,548,611
 Transfers
  between
  geographic
  locations......    11,747,606    15,902,851          --           --           --            --     (27,650,457)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 24,626,181  $ 47,697,775  $10,089,329  $ 6,675,916  $ 3,109,867  $        --   $ (27,650,457) $ 64,548,611
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $  6,778,399  $  4,167,891  $  (296,320) $  (629,786) $   (17,849) $        --   $  (2,217,240) $  7,785,095
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $ 58,693,038  $ 20,818,430  $ 9,205,168  $ 2,687,565  $ 2,756,008  $  2,208,173  $ (19,510,207) $ 76,858,175
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1996--
 Revenues........  $  8,339,345  $ 33,090,335  $17,309,369  $ 7,696,297  $12,307,428  $  5,254,673  $         --   $ 83,997,447
 Transfers
  between
  geographic
  locations......    20,211,614    29,090,504          --           --           --      9,007,939    (58,310,057)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 28,550,959  $ 62,180,839  $17,309,369  $ 7,696,297  $12,307,428  $ 14,262,612  $ (58,310,057) $ 83,997,447
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $ (1,398,871) $(11,532,447) $(5,210,577) $(2,409,595) $  (797,282) $(19,528,169) $  (3,264,240) $(44,141,181)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $103,117,776  $ 48,995,740  $20,411,397  $ 6,583,316  $ 5,937,355  $ 21,037,113  $(125,934,955) $ 80,147,742
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1997--
 Revenues........  $  5,872,359  $ 42,135,249  $16,596,218  $10,298,958  $12,388,084  $ 14,633,063  $         --   $101,923,931
 Transfers
  between
  geographic
  locations......    28,279,123    16,531,229    3,293,329    1,539,298          --      5,483,484    (55,126,463)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 34,151,482  $ 58,666,478  $19,889,547  $11,838,256  $12,388,084  $ 20,116,547  $ (55,126,463) $101,923,931
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $  1,199,545  $    707,540  $  (504,001) $   841,043  $   274,412  $ (9,046,246) $    (228,268) $ (6,755,975)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $148,151,830  $ 48,967,084  $21,762,860  $ 8,196,759  $ 6,107,907  $ 25,332,305  $(162,574,046) $ 95,944,699
                   ============  ============  ===========  ===========  ===========  ============  =============  ============

  "Other" includes the revenues, net income(loss) and identifiable assets of the Company's Asian and less significant European subsidiaries.

  Export sales from Canada were $10,601,744, $5,788,925, and $3,708,757 for the fiscal years ended July 31, 1995 and 1996, and the eleven month period ended June 30, 1997, respectively.

(14) DEPENDENCE ON KEY SUPPLIER

  The Company is dependent on Silicon Graphics, Inc. ("SGI") to manufacture and supply a large proportion of the workstations and certain peripherals used in the Company's systems.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

(15) ACQUISITIONS

  (a) BRUGHETTI CORPORATION

  On May 26, 1995, the Company acquired substantially all the technology and other assets of Brughetti Corporation ("Brughetti"), a Canadian corporation. The purchase price was CDN$1,000,000 (or approximately $741,000) in cash of which CDN$600,000 (or approximately $441,000) was paid upon closing of the acquisition and CDN$400,000 (or approximately $300,000) was paid in July 1995. In addition, the Company has agreed to pay up to an additional $5,500,000 as a contingent purchase price payable in cash or securities of the Company, at the sole option of the Company. The contingent purchase price is payable in three annual installments, beginning October 1996, and is based upon a percentage of the amount by which revenues derived from future sales of products and technologies purchased from Brughetti exceed certain minimum annual revenues. In the event that the revenues, as defined, exceed certain minimum annual revenue levels in fiscal 1996, 1997 and 1998, the contingent consideration payable would be up to $1,500,000, $2,000,000 and $2,000,000 for fiscal 1996, 1997 and 1998, respectively. If the minimum annual revenue levels for any fiscal year are not reached, no payments are due for that year, provided, however, that the second and third payments are subject to upward adjustment in the event that the initial revenue thresholds are not met but revenue thresholds related to the subsequent fiscal years are exceeded. In no event, however, will the contingent consideration payable exceed an aggregate of $5,500,000. The Company did not meet the minimum revenue levels for fiscal 1996 or the eleven month period ended June 30, 1997 and no additional payment is currently due. The acquisition was accounted for as a purchase and accordingly the initial purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $102,000 of accounts receivable, $105,000 of property and equipment and $534,000 of acquired technology. In addition, in accordance with APB No. 16, additional consideration paid upon the achievement of the performance criteria, if any, will be recorded as an additional purchase price at such time, allocated to acquired technology and amortized over the remaining estimated useful life.

  Under the restructuring plan, the Company has discontinued the development of the Brughetti products. Accordingly, the unamortized value of the acquired technology was written off.

  (b) COSS/IMP

  On October 24, 1995, the Company acquired all of the outstanding shares of Computer-und Serviceverwaltungs AG, located in Innsbruck, Austria ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH, located in Geltendorf/Kaltenberg, Germany ("IMP") related to the research, development, manufacturing, marketing, sale, distribution or procurement of real-time broadcast animation products, including software. The purchase price for the shares of COSS was $3,000,000 in cash plus 300,000 common shares of the Company. In addition, the Company agreed to pay an additional $500,000 in cash as a contingent purchase price in the event COSS received orders for and licensed a certain number of VAPOUR systems by April 1996, as defined. The purchase price for the IMP assets was $2,000,000 in cash.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

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

  (d) DENIM SOFTWARE

  On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim Software L.L.C., a Delaware limited liability company ("Denim"), pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997 among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership. The purchased assets consist primarily of Denim software products, including ILLUMINAIRE Paint , ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill.

  The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000 and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from operations. The transaction has been accounted for using the purchase method. The Company incurred a one-time charge of $9,800,000 based on an independent appraisal, or $0.35 per share, for in-process research and development, purchased and expensed in the eleven month period ended June 30, 1997. Goodwill, in the amount of $315,000, has been recorded and is included in other assets in the consolidated balance sheet.

  (e) D-VISION SYSTEMS

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997 among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

  video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings in the range of $20,000,000 to $21,000,000, or $0.70 to $0.73 per share, in the quarter ending September 30, 1997 based on an independent appraisal.

  The following presents, on an unaudited basis, certain items of the Company's result of operations, for the eleven month period ended June 30, 1997, as though the acquisition and related transactions discussed above had occurred on August 1, 1996:

     Net sales..................................................... $106,326,000
     Operating loss................................................ $  8,590,000
     Net loss...................................................... $ 13,619,000

(16) PURCHASE OF LAND AND FACILITIES

  In August 1995, the Company purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,788,000 at June 30, 1997). Additionally, in December 1995, the Company purchased land and a building in Montreal for CDN$1,730,000 (or approximately $1,250,000 at June 30, 1997). During fiscal 1996, the carrying value of the London and Montreal buildings were written down to their estimated fair market values and these buildings are classified as assets held for resale. In September 1997, the Company entered into an agreement to sell the Montreal office building for a price not materially different from its carrying value.

(17) RESTRUCTURING

  During the fiscal year ended July 31, 1996, the Company recorded a pre-tax restructuring charge of $15 million to cover the direct costs of restructuring the Company's operations and to bring operating expenses in line with the Company's current revenue level. The focus of the Company's restructuring plan was to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate research and development activities in Montreal, discontinue certain product lines, and restructure its sales force to emphasize indirect sales channels. The Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997. The major aspects of the restructuring plan and remaining amounts in accrued liabilities are discussed below. There can be no assurance that management will be successful in implementing the restructuring plan or that the Company will not take on further restructurings or be profitable in the future. Furthermore, the implementation of the restructuring plan may cause diversion of management's time and resources and may result in other unforeseen disruptions and unexpected expenses.

  The restructuring entailed the closing and moving of several offices in North America and Europe. It also included the termination of approximately 110 positions across all departments and around the world.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (AMOUNTS IN U.S. DOLLARS)

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

  The following reflects the remaining accrued restructuring expense as of July 31, 1996 and June 30, 1997, by major component:

                                                    JULY 31, 1996 JUNE 30, 1997
                                                    ------------- -------------
     Asset Write Down..............................  $1,769,000    $  500,000
     Lease Terminations and Leasehold Improvements
      Reserve......................................   3,528,000     2,663,000
     Severance.....................................   2,218,000       450,000
     Professional Services and Other...............   1,119,000       659,000
                                                     ----------    ----------
                                                     $8,634,000    $4,272,000
                                                     ==========    ==========

(18) CHANGE IN YEAR END COMPARATIVE RESULTS

  Selected unaudited estimated results for the eleven month period ended June 30, 1996 were approximately as follows:

     Revenues..................................................... $ 73,000,000
     Gross profit.................................................   31,176,000
     Provision for income taxes...................................    1,435,000
     Net loss.....................................................  (43,310,000)

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS
                                  ON SCHEDULE

To Discreet Logic Inc.:

  We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries as of July 31, 1996 and June 30, 1997 and the two years in the period ended July 31, 1996 and the eleven month period ended June 30, 1997 included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Montreal, Canada                          Arthur Andersen & Cie
August 12, 1997                           Chartered Accountants

                                                                     SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE
                                      AT      CHARGED TO          BALANCE AT
                                   BEGINNING  COSTS AND   WRITE-    END OF
              DESCRIPTION          OF PERIOD   EXPENSES    OFFS     PERIOD
     ----------------------------- ---------- ----------- ------- -----------
     ALLOWANCE FOR DOUBTFUL
      ACCOUNTS
       July 31, 1995..............    70,000     361,000      --     431,000
       July 31, 1996..............   431,000   3,307,000   89,000  3,649,000
       June 30, 1997.............. 3,649,000         --   162,000  3,487,000

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
   2.1   Asset Purchase Agreement dated as of June 12, 1997 among
         3380491 Canada Inc., Denim Software L.L.C., Sam Khulusi, Frank
         Khulusi, Westco Denim Investments Group, Ltd., a California
         limited partnership, and Frank Khulusi Family Limited
         Partnership, a California limited partnership (filed as Exhibit
         2.1 to the Company's Current Report on Form 8-K dated June 12,
         1997 and incorporated herein by reference).
   2.2   Stock Purchase Agreement dated as July 10, 1997 among the
         Company, D-Vision Systems, Inc. ("D-Vision"), its former
         stockholders and certain other individuals (filed as Exhibit
         2.1 to the Company's Current Report on Form 8-K dated July 15,
         1997 (the "D-Vision 8-K") and incorporated herein by
         reference).
   2.3   Registration Rights Agreement dated as of July 15, 1997 among the Company, D-Vision and its former stockholders (filed as
         Exhibit 2.2 to the D-Vision 8-K and incorporated herein by reference).
   2.4   Escrow Agreement dated as of July 15, 1997 among the Company,
         D-Vision, its former stockholders and certain other individuals
         (filed as Exhibit 2.3 to the D-Vision 8-K and incorporated herein by reference).
   3.1   Articles of Incorporation, as amended (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (file No. 33-
         97400) (the "Registration Statement on Form S-8") and
         incorporated herein by reference).
   3.2   By-laws (filed as Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 and incorporated herein by reference).
   4.1   Specimen Stock Certificate representing the Common Shares
         (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 and incorporated herein by reference).
  10.1   Employee Agreement, dated November 4, 1994, by and between the
         Company and David N. Macrae (filed as Exhibit 10.1 to the
         Company's Registration Statement on Form F-1, as amended (file
         No. 33-90776) (the "Registration Statement on Form F-1") and
         incorporated herein by reference).
  10.2   Memorandum of Agreement dated November 4, 1994, by and between the Company and David N. Macrae (filed as Exhibit 10.2 to the
         Company's Registration Statement on Form F-1 and incorporated herein by reference).
  10.3   Employment Agreement, dated February 25, 1994, by and between the Company and Gary G. Tregaskis (filed as Exhibit 10.3 to the
         Company's Registration Statement on Form F-1 and incorporated herein by reference).
  10.4   Employment Agreement, dated June 20, 1996, by and between the
         Company and Francois Plamondon (filed as Exhibit 10.4 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         July 31, 1996 and incorporated herein by reference).
  10.5   Contract of Transaction, dated March 27, 1995, by and between the Company and certain subsidiaries and Robert J. Schiller
         (filed as Exhibit 10.4 to the Company's Registration Statement
         on Form F-1 and incorporated herein by reference).
  10.6   Share Cancellation Agreement, dated March 27, 1995, by and between the Company and Robert J. Schiller (filed as Exhibit
         10.6 to the Company's Registration Statement on Form F-1 and
         incorporated herein by reference).

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
  10.7   Memorandum of Agreement, dated March 9, 1994, by and between the Company and 9002-1585 Quebec Inc. (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1 and
         incorporated herein by reference).
  10.8   Silicon Graphics, Inc. Value-Added Reseller Agreement, dated
         May 9, 1994, by and between the Company and Silicon Graphics,
         Inc. (filed as Exhibit 10.8 to the Company's Registration
         Statement on Form F-1 and incorporated herein by reference).
  10.9   Silicon Graphics, Inc. Value-Added Reseller Agreement
         Extension, dated October 4, 1995, by and between the Company and Silicon Graphics, Inc. (filed as Exhibit 10.8 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         July 31, 1995 and incorporated herein by reference).
  10.10  Silicon Graphics, Inc. Value-Added Reseller Agreement
         Extension, dated October 16, 1996, by and between the Company and Silicon Graphics, Inc. (filed as Exhibit 10.10 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         July 31, 1996 and incorporated herein by reference).
 *10.11  Silicon Graphics, Inc. Value-Added Reseller Agreement Extension
         dated July 8, 1997, by and between the Company and Silicon
         Graphics, Inc.
  10.12  Credit and Leasing Facility Agreement, dated May 17, 1994, by and between the Company and Banque Nationale de Paris (Canada)
         (filed as Exhibit 10.10 to the Company's Registration Statement
         on Form F-1 and incorporated herein by reference).
  10.13  Amendment to Credit and Leasing Facility, dated May 17, 1995, by and between the Company and Banque Nationale de Paris
         (Canada) (filed as Exhibit 10.10(a) to the Company's
         Registration Statement on Form F-1 and incorporated herein by reference).
  10.14  Security Agreement, dated July 8, 1994, by and between Discreet
         Logic-USA Inc. and Banque Nationale de Paris (filed as Exhibit
         10.11 to the Company's Registration Statement on Form F-1 and
         incorporated herein by reference).
  10.15  Guaranty Agreement, dated July 8, 1994, by and between Discreet
         Logic-USA Inc. and Banque Nationale de Paris (filed as Exhibit
         10.12 to the Company's Registration Statement on Form F-1 and
         incorporated herein by reference).
 *10.16  Letter Agreement of Amendment, dated July 22, 1997, by and between Discreet Logic Inc. and Banque Nationale de Paris
         (Canada).
  10.17  Lease Agreement, dated March 1, 1994, by and between the
         Company and Peck Building Reg'd as amended through December
         1994 (filed as Exhibit 10.13 to the Company's Registration
         Statement on Form F-1 and incorporated herein by reference).
  10.18  Lease Agreement, dated December 1994, by and between the
         Company and Rizika Realty Trust (filed as Exhibit 10.14 to the
         Company's Registration Statement on Form F-1 and incorporated herein by reference).
  10.19  Land Transfer Agreement, dated August 25, 1995, by and between the Company and Safeland PLC (filed as Exhibit 10.15 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         July 31, 1995 and incorporated herein by reference).
  10.20  Amended and Restated 1994 Restricted Stock and Stock Option
         Plan (filed as Exhibit 10.15 to the Company's Registration
         Statement on Form F-1 and incorporated herein by reference).
  10.21  1995 Employee Stock Purchase Plan (filed as Exhibit 4.6 to the
         Company's Registration Statement on Form S-8 and incorporated herein by reference).

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
  10.22  1995 Non-Employee Director Stock Option Plan (filed as Exhibit
         10.17 to the Company's Registration Statement on Form F-1 and
         incorporated herein by reference).
 *10.23  1997 Special Limited Non-Employee Director Stock Option Plan.
  10.24  Asset Purchase Agreement by and between the Brughetti
         Corporation and Discreet Logic (Barbados) Inc. dated as of May
         17, 1995 (filed as Exhibit 10.18 to the Company's Registration
         Statement on Form F-1 and incorporated herein by reference).
  10.25  Share Purchase Agreement by and between Discreet Logic GmbH and the several sellers named therein dated as of October 24, 1995
         (filed as Exhibit 10.20 to the Company's Annual Report on Form
         10-K for the fiscal year ended July 31, 1995 and incorporated herein by reference).
  10.26  Asset Purchase Agreement by and between IMP Innovative
         Medientechnik-und Planungs--GmbH and Discreet Logic (Barbados)
         Inc. dated as of October 24, 1995 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 and incorporated herein by reference).
  10.27  Subscription and Stock Restriction Agreement by and among
         Discreet Logic GmbH, the Company and the several stockholders named therein dated as of October 24, 1995 (filed as Exhibit
         10.22 to the Company's Annual Report on Form 10-K for the
         fiscal year ended July 31, 1995 and incorporated herein by reference).
 *21.1   Subsidiaries of the Company.
 *23.1   Consent of Arthur Andersen & Cie
 *24.1   Power of Attorney (included on the signature page of this Form
         10-K).
 *27     Financial Data Schedule.

--------
 * Filed herewith.