Form 10-Q
period 1997-09-30
DISCREET LOGIC INC
filed 1997-11-14
CIK 943318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

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


                                 10 Duke Street
                        Montreal, Quebec, Canada H3C 2L7
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (514) 393-1616


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

     28,829,919 shares of the registrant's Common Shares, without par value, were outstanding as of November 10, 1997.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                    Form 10-Q

                    For the Quarter Ended September 30, 1997

                                    CONTENTS

 Item Number                                                                                                Page
 -----------                                                                                                ----
PART I:       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements
              Balance Sheets: June 30, 1997 and September 30, 1997...................................           3
              Statements of Operations: Three months ended September 30, 1997 and October 31, 1996...           4
              Statements of Cash Flows: Three months ended September 30, 1997 and October 31, 1996...           5
              Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................           8
              Certain Factors That May Affect Future Results.........................................          13

PART II:      OTHER INFORMATION
Item 1.       Legal Proceedings......................................................................          15
Item 2.       Changes in Securities and Use of Proceeds..............................................          16
Item 6.       Exhibits and Reports on Form 8-K.......................................................          16
Signatures...........................................................................................          17


                      DISCREET LOGIC INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        (All amounts in thousands of U.S. dollars, except for share data)

                                                                                 June 30,     September 30,
                                                                                   1997           1997
                                                                                  ------         ------
                                                                                               (Unaudited)
                                   ASSETS
Current Assets:
     Cash and cash equivalents.............................................     $  31,668       $  16,522
     Cash restricted for settlement of class action litigation.............           --           10,800
     Accounts receivable (less reserves for doubtful accounts).............        26,893          29,416
     Inventory--
          Resale...........................................................        10,867          11,019
          Demonstration....................................................         3,054           3,539
     Income taxes receivable...............................................           448             --
     Other current assets..................................................         3,889           5,165
                                                                                ---------       ---------
                                                                                   76,819          76,461
Property and equipment--less accumulated depreciation and amortization.....         7,728           9,134
Deferred income taxes......................................................         3,489           2,467
Other assets...............................................................         2,660           6,310
Assets held for resale.....................................................         5,248           4,186
                                                                                ---------       ---------
                                                                                $  95,944       $  98,558
                                                                                =========       =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses.................................     $  44,086        $ 50,712
     Deferred revenue......................................................         8,103           9,039
     Income taxes payable..................................................         4,734           4,945
     Customer deposits.....................................................         1,359             429
                                                                                 --------       ---------
                                                                                   58,282          65,125
                                                                                 --------       ---------
     Deferred income taxes.................................................           713           1,060
                                                                                 --------       ---------
Shareholders' Equity:
     Preferred shares--no par value
          Authorized--unlimited number of shares
          Issued and outstanding--none
     Common shares--no par value
          Authorized--unlimited number of shares
          Issued and outstanding--28,117,415 shares at June 30, 1997 and
             28,822,636 at September 30, 1997..............................        80,402          91,941
     Accumulated deficit...................................................       (42,639)        (57,742)
     Cumulative translation adjustment.....................................          (814)         (1,826)
                                                                                 --------       ---------
          Total shareholders' equity.......................................        36,949          32,373
                                                                                 --------       ---------
                                                                                $  95,944       $  98,558
                                                                                 ========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (All amounts in thousands of U.S. Dollars, except for per share data)
                                   (Unaudited)


                                                                         Three Months Ended

                                                                    October 31,   September 30,
                                                                       1996          1997
                                                                    ----------    ------------
Total revenues...........................................            $  23,263      $   38,405
Cost of revenues.........................................               12,287          17,280
                                                                     ---------      ----------
     Gross profit........................................               10,976          21,125
                                                                     ---------      ----------
Operating expenses:
     Research and development (net of tax credits).......                2,678           3,512
     Sales and marketing.................................                6,017           7,433
     General and administrative..........................                1,516           1,884
     Charge for purchased research and development.......                  --           21,000
                                                                     ---------      ----------
          Total operating expenses.......................               10,211          33,829
                                                                     ---------      ----------
          Operating income (loss)........................                  765         (12,704)
Other income (expense), net..............................                 (925)            377
                                                                     ---------      ----------
     Loss before income taxes............................                 (160)        (12,327)
Provision for income taxes...............................                  652           2,775
                                                                     ---------      ----------
     Net loss............................................            $    (812)     $  (15,102)
                                                                     =========      ==========
Net loss per common share................................            $   (0.03)     $    (0.53)
                                                                     =========      ==========
Weighted average common shares outstanding...............               27,800          28,659
                                                                     =========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands of U.S. Dollars)
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                            October 31,   September 30,
                                                                                               1996          1997
                                                                                               ----          ----
Cash flows from operating activities:
     Net loss ..........................................................................    $   (812)     $(15,102)
     Adjustments to reconcile net loss to cash provided by (used in)
        operating activities--
          Depreciation and amortization.................................................       1,580         1,997
          Deferred income taxes.........................................................        (135)        1,369
          Write-off of in-process research and development..............................         --         21,000
          Write-off of assets for restructuring.........................................         197           109
          Compensation expense related to stock options.................................         --            167
          Changes in assets and liabilities--
               Restricted cash..........................................................         --        (10,800)
               Accounts receivable......................................................       2,373        (1,704)
               Inventory................................................................       5,480          (275)
               Income taxes receivable..................................................       1,407           448
               Other current assets.....................................................      (1,013)       (1,276)
               Accounts payable and accrued expenses....................................      (2,724)       (2,644)
               Insurance proceeds related to class action litigation....................         --          3,459
               Deferred revenue.........................................................       3,235           936
               Income taxes payable.....................................................         --            211
               Customer deposits........................................................      (1,108)         (930)
               Due to related parties...................................................         (26)          --
                                                                                             -------       -------
          Net cash provided by (used in) operating activities...........................       8,454        (3,035)
                                                                                             -------       -------
Cash flows from investing activities:
     Purchase of property and equipment.................................................      (1,707)       (2,323)
     Proceeds on disposal of assets held for resale.....................................         --            818
     Cash paid for D-Vision acquisition and related costs...............................         --        (10,342)
                                                                                             -------       -------
          Net cash used in investing activities.........................................      (1,707)      (11,847)
                                                                                             -------       -------
Cash flows from financing activities:
     Proceeds from option exercises.....................................................         184           506
     Proceeds from employee stock purchase plan.........................................         201           217
                                                                                             -------       -------
          Net cash provided by financing activities.....................................         385           723
                                                                                             -------       -------
     Foreign exchange effect on cash....................................................         834          (987)
                                                                                             -------       -------
     (Decrease) increase in cash and cash equivalents...................................       7,966       (15,146)
     Unrestricted cash and cash equivalents, beginning of period........................      21,658        31,668
                                                                                             -------       -------
     Unrestricted cash and cash equivalents, end of period..............................    $ 29,624      $ 16,522
                                                                                             =======       =======
Supplemental disclosure of cash flow information:
     Interest paid during the period....................................................    $      7      $     21
                                                                                             -------       -------
     Income taxes paid during the period................................................    $    454      $  2,110
                                                                                            --------       -------
In connection with the acquisition of D-Vision in July 1997, the following non-
   cash transaction occurred:
               Fair value of assets acquired............................................    $     --      $ 27,210
               Liabilities assumed......................................................          --        (5,811)
               Cash acquired............................................................          --          (408)
               Issuance of 555,000 shares of Common Stock...............................          --       (10,649)
                                                                                            --------       -------
Cash paid for acquisition, net of cash acquired.........................................    $     --      $(10,342)
                                                                                            =========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.


(2)   CHANGE OF FISCAL YEAR

      On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three month periods ended September 30, 1997 and October 31, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the three month period ended September 30, 1997 are not directly comparable to the results of the three month period ended October 31, 1996.


(3)   LITIGATION AND RELATED SETTLEMENT EXPENSES

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

      On August 12, 1997, the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. The proposed $10,800,000 settlement requires the Company to contribute approximately $7,400,000 from its own funds, with the remainder provided by insurance. The settlement is subject to final court approval. There can be no assurance that the settlement will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously.

      In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company, should the proposed settlement be finally approved. At September 30, 1997, the Company had on its balance sheet cash restricted for the above-mentioned settlement, in the amount of $10,800,000. The corresponding obligation is included in accounts payable and accrued expenses.

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

Recent Developments

   Litigation Settlement

     On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors, among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On August 12, 1997 the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. The proposed $10.8 million settlement requires the Company to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to final court approval. There can be no assurance that the settlement will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously.

   Recent Acquisitions

     On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim Software L.L.C., a Delaware limited liability company ("Denim"), pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997, among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership (the "Denim Acquisition"). The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill. The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000 and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The transaction was accounted for as a purchase. The Company incurred a one-time charge of $9,800,000, or $0.35 per share for in-process research and development, purchased and expensed in its fourth fiscal quarter ended June 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by Denim were the result of arms-length negotiations between the representatives of the Company and Denim. Denim developed Apple Macintosh OS and Microsoft Windows NT-based paint and compositing software for producing effects, interactive content and graphics design.

     On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to
(i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and
(ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one-time charge against earnings in the amount of $21,000,000 ($0.73 per share), based on an independent appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

   Restructuring

     During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. During the second half of fiscal 1996, the Company identified a number of difficulties and developments facing its business, including: (1) softening of market demand in its core high-end visual effects market segment, (2) delays by the Company in introducing new products aimed at new market segments, (3) inventory build-up in anticipation of continued high sales in its core market segment and high growth in its new market segments, (4) expense and headcount build-up in anticipation of continued high sales in its core market segment and high growth in new market segments, (5) the disruption caused by platform changes by the Company's key supplier, and (6) greater use of third party financing by customers. In addition, during the second half of fiscal 1996, several of the Company's senior executives resigned to pursue other opportunities.

     In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. The focus of the Company's restructuring plan was to solidify its senior management team; reduce operating expenses through a 28% reduction of its workforce and the closure of its Cambridge, Massachusetts, Connecticut, London and Innsbruck offices; consolidate software research and development activities in Montreal; discontinue the AIR, PURE, SLICE and DIPLOMAT product lines; and restructure its sales force to emphasize indirect sales channels. While the Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, the Company still has approximately $3,894,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries.

   Change of Fiscal Year

     On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three month periods ended September 30, 1997 and October 31, 1996. The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the prior fiscal period's results to reflect the new fiscal period. Consequently, the results for the three month period ended September 30, 1997 are not directly comparable to the results of the three month period ended October 31, 1996.

Results of Operations

     The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                                  Three Months Ended
                                                               October 31,  September 30,
                                                                   1996       1997
                                                                   ----       ----
     Total revenues...........................................      100%       100%
     Cost of revenues.........................................       53         45
                                                                    ---        ---
               Gross profit...................................       47         55
                                                                    ---        ---
     Operating expenses:
          Research and development............................       12          9
          Sales and marketing.................................       26         19
          General and administrative..........................        6          5
          Charge for purchased research and development.......       --         55
                                                                    ---        ---
               Total operating expenses.......................       44         88
                                                                    ---        ---
          Operating income (loss).............................        3        (33)
     Other income (expense), net..............................       (4)         1
                                                                    ---        ---
          Loss before income taxes............................       (1)       (32)
     Provision for income taxes...............................        3          7
                                                                    ---        ---
               Net loss.......................................       (4)%      (39)%
                                                                    ---        ---

Three Months Ended September 30, 1997 and October 31, 1996

     Total Revenues. The Company's revenues consist of product revenues (including licensing of its software, sales of the Company's proprietary hardware, and resale of third party hardware) and, to a lesser extent, revenues from maintenance and other services (including consulting and training). For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. In accordance with this statement, in cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled.

     Total revenues were $38,405,000 and $23,263,000 for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in total revenues was primarily a result of an increase in worldwide revenues generated by the Company's Special Effects (including the first full quarter of ILLUMINAIRE shipments) and Editing (including initial shipments of OnLINE) product lines. This was partially offset by a decrease in revenues from the Company's Broadcast Production product line.

     Revenues from customers outside of North America were $18,264,000 (48% of total revenues) and $11,554,000 (50% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. Revenues from customers outside North America increased due to the growing penetration of the Company's products in the Asian and European markets. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should increase as a percentage of total revenues.

     Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics, Inc. ("SGI")), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $17,280,000 (45% of total revenues) and $12,287,000 (53% of total revenues) for the three month periods ended September 30, 1997 and

October 31, 1996, respectively. The decrease in cost of revenues, as a percentage of total revenues, was due to: (1) the growing penetration of the Company's products in the Asian market where customers typically purchase only software or software and storage media bundles; (2) an increase in software-only sales, including sales of the newly acquired OnLINE and ILLUMINAIRE products; and (3) lower margins realized on systems sold in the three month period ended October 31, 1996 under an aggressive sales program, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The Company expects that cost of revenues, as a percentage of total revenues, will remain approximately the same.

     Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, amortization of acquired technologies, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $3,512,000 (9% of total revenues) and $2,678,000 (12% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in research and development expenses is explained primarily by: (1) an increase in the number of software engineers (including the engineers joining the Company as a result of the Denim and D-Vision Acquisitions) to develop and enhance the Company's existing products and to develop new products; (2) an increase in depreciation charges on the additional research and development equipment required for the additional personnel; and (3) an increase in the amortization of acquired technologies. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from their current levels and increase slightly as a percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses, and dealer commissions. Sales and marketing expenses were $7,433,000 (19% of total revenues) and $6,017,000 (26% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in sales and marketing expenses is explained primarily by the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and an increase in tradeshow activities. The Company expects that sales and marketing expenses will increase from their current levels and increase slightly as a percentage of total revenues.

     General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $1,884,000 (5% of total revenues) and $1,516,000 (6% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in general and administrative expenses is explained primarily by an increase in personnel. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same.

     Charge for Purchased Research and Development. In connection with the D-Vision Acquisition, the Company expensed $21,000,000 (55% of total revenues) of in-process research and development in the three month period ended September 30, 1997.

     Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation gains were $128,000 during the three month period ended September 30, 1997 as compared to losses of approximately $1,135,000 during the three month period ended October 31, 1996. These gains and losses are primarily the result of the Company and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

     Provision for Income Taxes. The Company's provision for income taxes was $2,775,000 and $652,000 for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The provision for both periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the three month period ended September 30, 1997 differed from the statutory rate primarily as a result of the Company recording a charge for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with this charge offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the three month period ended October 31, 1996 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has available foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.


Liquidity and Capital Resources

     The Company has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of September 30, 1997, the Company had cash of approximately $27,322,000, which includes $10,800,000 of cash that was restricted for the settlement of the class action litigations and was being held in escrow at the balance sheet date. In August 1997, the Company amended its revolving demand line of credit with a bank under which the Company may borrow up to CDN$7,000,000 (or approximately $5,072,000 at September 30, 1997). Advances under the line accrue interest monthly at the Canadian prime rate (4.75% at September 30, 1997) plus 0.25%. Additionally, the Company has a CDN$600,000 (approximately $435,000 at September 30, 1997) demand leasing facility, and a CDN$600,000 (approximately $435,000 at September 30, 1997) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (4.75% at September 30, 1997) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company has assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of September 30, 1997, no amounts were outstanding under the demand line of credit, the demand leasing, or the demand research and development tax credit facilities.

     The Company's operating activities, including research and development tax credits, used cash of $3,035,000 and provided cash of $8,454,000 for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The principal sources of cash for the three months ended September 30, 1997 were cash generated from operations, the receipt of insurance proceeds related to the settlement of the class action litigations, the decrease in income taxes receivable, the increase in deferred revenue, and the increase in income taxes payable. These sources of cash were offset by the transfer of cash to a restricted escrow account to be used to settle the class action litigations, the increases in accounts receivable, inventory and other current assets, and the decreases in accounts payable and accrued expenses, and customer deposits. Accounts payable and accrued expenses used cash of $2,644,000 as a result of the Company paying most of the liabilities assumed in connection with the D-Vision Acquisition. Accounts receivable increased due to a significant increase in revenues experienced in September 1997 as compared to October 1996. Net cash provided by operations in the three month period ended October 31, 1996 was composed primarily of decreases in accounts receivable, inventory, income taxes receivable, and the increase in deferred revenue.

     The Company's investing activities used cash of $11,847,000 in the three month period ended September 30, 1997 primarily for the acquisition of D-Vision Systems, Inc. and the purchase of research and development equipment and related software. Upon the acquisition of D-Vision, many of the liabilities assumed were paid at closing. During the three month period ended September 30, 1997, the Company received proceeds from the sale of its Montreal land and office building which were previously included on the balance sheet as assets held for resale. The proceeds of sale were not materially different from the carrying value of these assets. The Company's investing activities used cash of $1,707,000 in the three month period ended October 31, 1996, primarily for renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area.

     Financing activities provided cash of $723,000 and $385,000 in the three month periods ended September 30, 1997 and October 31, 1996, respectively, from proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan.

     As of September 30, 1997, the Company did not have any material commitments for capital expenditures. However, in August 1997, the Company entered into an agreement-in-principle to settle the three outstanding class action lawsuits against it. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. This settlement, should it be finally approved, requires the Company to disburse approximately $7,400,000 from its own funds.


         The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financing. The Company underwent a restructuring intended to decrease operating expenses, however, there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below in Certain Factors That May Affect Future Results, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1998.


Certain Factors That May Affect Future Results

     Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the anticipated adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the anticipated portion of revenues from customers outside North America, and the implementation of the restructuring plan), and in the "Legal Proceedings" section which are not historical facts may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, other risks discussed in this section and elsewhere in this Form 10-Q, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as well as, from time to time, in the Company's other filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

     The Company's future results are subject to substantial risks and uncertainties. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems and software must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably. The market in which the Company competes is characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations. The Company has recently completed the purchase of certain products and technology through two acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that the Company will not incur disruptions and unexpected expenses in integrating the operations of the two acquired businesses with those of the Company.

     The Company's FLAME, FLINT, INFERNO, FIRE, VAPOUR AND FROST systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company recently received a letter from Avid Technology, Inc. ("Avid") stating its belief that certain of the Company's recently acquired D-Vision products practice inventions claimed in a patent on a media editing system. The Company has responded to Avid's letter stating the Company's belief that the Company is not infringing any valid claim of Avid's patent. To the Company's knowledge, Avid has not initiated any suit, action or other proceeding alleging any infringement by the Company of such patent. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. The Company currently relies on SGI as the sole source for video input/output cards used in the Company's systems. The Company's OnLINE software requires a videographic card manufactured solely by Truevision, Inc.. An interruption in the supply or increase in the price of either one of these components could have a material adverse effect on the Company's business and results of operations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

     On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On August 12, 1997 the Company announced that it had reached an agreement-in-principle to settle all of the shareholder class action lawsuits. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. The proposed $10.8 million settlement requires the Company to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to final court approval. There can be no assurance that the settlement will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously.

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

     The Company believes that its operating results could vary significantly from quarter to quarter. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Historically, the Company has generally experienced greater revenues during the period following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is typically held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected as was the case for the three month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes to customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

     On August 12, 1997, the Company announced that it had reached an agreement-in-principle to settle all three of the shareholder class action litigations. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. The proposed $10,800,000 settlement requires the Company to contribute approximately $7,400,000 from its own funds, with the remainder provided by insurance. The settlement is subject to final court approval. There can be no assurance that the settlement will be finally approved and that the

     Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously.

     In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company, should the proposed settlement be finally approved. At September 30, 1997, the Company had, on its balance sheet, cash restricted for the above-mentioned settlement, in the amount of $10,800,000. A corresponding obligation is included in accounts payable and accrued expenses.

Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Changes in Securities

          On July 15, 1997 the Company completed a private placement of 555,000 of its common shares, no par value, (the "Shares") to the holders of the outstanding capital stock of D-Vision in exchange for all of the outstanding shares of the capital stock of D-Vision. This private placement was made to effect the acquisition of D-Vision by the Company. No underwriters were involved in this sale of securities. The sales were made in reliance on an exemption from the registration provision of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D under the Securities Act, in reliance upon information available to the Company as of July 15, 1997, including certain representations and warranties of the purchasers of the Shares. The Shares were offered only to "accredited investors" (as such term is defined in Regulation D). On August 29, 1997, the Company filed a registration statement on Form S-3 (File No. 333-34739) with the Securities and Exchange Commission covering the resale of the Shares, which registration statement became effective on September 16, 1997.


Items 3.-5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
                           Exhibit                 Description of Exhibit
                           -------                 ----------------------
                           Exhibit 10.1            Employment Agreement, dated
                                                   September 24, 1997, by and
                                                   between the Company and
                                                   Graham Sharp.

                           Exhibit 27.1            Financial Data Schedule

     (b)  Reports on Form 8-K.

          A Current Report on Form 8-K dated July 15, 1997 was filed on July 30, 1997. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K announcing the completion by Discreet Logic of the acquisition of all of the outstanding shares of the capital stock of D-Vision Systems, Inc. pursuant to the terms of a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision and certain other individuals. A Current Report on Form 8-K/A dated July 15, 1997 was filed on September 29, 1997 containing the financial statements required by Item 7 of Form 8-K.

                               DISCREET LOGIC INC.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DISCREET LOGIC INC.


                                                /s/ FRANCOIS PLAMONDON
                                     by:  --------------------------------------
                                                         Francois Plamondon
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Secretary
November 14, 1997