Form 10-Q
period 1997-12-31
DISCREET LOGIC INC
filed 1998-02-17
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

  For the quarterly period ended December 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

  For the transition period from      to

                        COMMISSION FILE NUMBER 0-26100

                              DISCREET LOGIC INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         QUEBEC                                              98-0150790
     (STATE OR OTHER                                        (IRS EMPLOYER
      JURISDICTION                                     IDENTIFICATION NUMBER)
   OF INCORPORATION OR
      ORGANIZATION)

                                10 DUKE STREET
                       MONTREAL, QUEBEC, CANADA H3C 2L7
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (514) 393-1616

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  28,880,561 shares of the registrant's Common Shares, without par value, were outstanding as of February 11, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                                    CONTENTS

 ITEM NUMBER                                                              PAGE
 -----------                                                              ----
 PART I: FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements...................
          Balance Sheets................................................    3
          Statements of Operations......................................    4
          Statements of Cash Flows......................................    5
          Notes to Condensed Consolidated Financial Statements..........    6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   10
          Certain Factors That May Affect Future Results................   16
 PART II:OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   18
  Item 4. Submissions of Matters to a Vote of Security Holders..........   18
  Item 6. Exhibits and Reports on Form 8-K..............................   19
  Signatures.............................................................  20

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE DATA)

                                                         JUNE 30,  DECEMBER 31,
                                                           1997        1997
                                                         --------  ------------
                                                                   (UNAUDITED)
                         ASSETS
Current Assets:
  Cash and cash equivalents............................. $ 31,668    $ 12,649
  Accounts receivable (less reserves for doubtful
   accounts)............................................   26,893      29,559
  Inventory--
    Resale..............................................   10,867       9,725
    Demonstration.......................................    3,054       4,073
  Income taxes receivable...............................      448         --
  Other current assets..................................    3,889       4,291
                                                         --------    --------
                                                           76,819      60,297
Property and equipment--less accumulated depreciation
 and amortization.......................................    7,728       9,583
Deferred income taxes...................................    3,489       2,467
Other assets............................................    2,660       7,344
Assets held for resale..................................    5,248       4,241
                                                         --------    --------
                                                         $ 95,944    $ 83,932
                                                         ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses................. $ 44,086    $ 36,824
  Deferred revenue......................................    8,103       5,740
  Income taxes payable..................................    4,734       5,707
  Customer deposits.....................................    1,359         426
                                                         --------    --------
                                                           58,282      48,697
                                                         --------    --------
  Deferred income taxes.................................      713       2,268
                                                         --------    --------
Shareholders' Equity:
  Preferred shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--none
  Common shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--28,117,415 shares at June
     30, 1997 and 28,840,493 at December 31, 1997.......   80,402      92,128
  Accumulated deficit...................................  (42,639)    (56,951)
  Cumulative translation adjustment.....................     (814)     (2,210)
                                                         --------    --------
      Total shareholders' equity........................   36,949      32,967
                                                         --------    --------
                                                         $ 95,944    $ 83,932
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                TWO         THREE         FIVE         SIX
                               MONTHS       MONTHS       MONTHS       MONTHS
                               ENDED        ENDED        ENDED        ENDED
                            DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                1996         1997         1996         1997
                            ------------ ------------ ------------ ------------
Total revenues.............   $16,833      $37,268      $40,096      $ 75,673
Cost of revenues...........     8,003       13,548       20,290        30,827
                              -------      -------      -------      --------
  Gross profit.............     8,830       23,720       19,806        44,846
                              -------      -------      -------      --------
Operating expenses:
  Research and development
   (net of tax credits)....     1,575        3,901        4,253         7,413
  Sales and marketing......     4,610        8,407       10,627        15,840
  General and
   administrative..........     1,189        2,012        2,705         3,896
  Charge for purchased
   research and
   development.............       --         5,800          --         26,800
                              -------      -------      -------      --------
    Total operating
     expenses..............     7,374       20,120       17,585        53,949
                              -------      -------      -------      --------
    Operating income
     (loss)................     1,456        3,600        2,221        (9,103)
Other income (expense),
 net.......................     1,819          287          894           663
                              -------      -------      -------      --------
  Income (loss) before
   income taxes............     3,275        3,887        3,115        (8,440)
Provision for income
 taxes.....................     1,310        3,097        1,962         5,872
                              -------      -------      -------      --------
  Net income (loss)........   $ 1,965      $   790      $ 1,153      $(14,312)
                              =======      =======      =======      ========
Earnings (Loss) Per Share:
  Basic....................   $  0.07      $  0.03      $  0.04      $  (0.50)
                              =======      =======      =======      ========
  Diluted..................   $  0.07      $  0.03      $  0.04      $  (0.50)
                              =======      =======      =======      ========
Weighted average common
 shares outstanding:
  Basic....................    27,931       28,833       27,852        28,746
                              =======      =======      =======      ========
  Diluted..................    28,444       30,597       28,412        28,746
                              =======      =======      =======      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                     FIVE MONTHS   SIX MONTHS
                                                        ENDED        ENDED
                                                     DECEMBER 31, DECEMBER 31,
                                                         1996         1997
                                                     ------------ ------------
Cash flows from operating activities:
 Net income (loss)..................................   $  1,153     $(14,312)
 Adjustments to reconcile net loss to cash provided
  by (used in) operating activities--
   Depreciation and amortization....................      2,597        3,996
   Deferred income taxes............................       (463)       2,577
   Write-off of in-process research and
    development.....................................        --        26,800
   Write-off of assets for restructuring............        --           109
   Compensation expense related to stock options....        --           300
   Changes in assets and liabilities--
     Settlement of class action litigations.........        --       (10,800)
     Accounts receivable............................      2,614       (1,783)
     Inventory......................................      9,089          935
     Income taxes receivable........................      2,907          448
     Other current assets...........................       (527)        (255)
     Insurance proceeds related to class action
      litigation....................................        --         3,459
     Accounts payable and accrued expenses..........     (2,415)     (13,347)
     Deferred revenue...............................      3,294       (2,363)
     Income taxes payable...........................        --           973
     Customer deposits..............................       (934)        (933)
     Due to related parties.........................        (25)         --
                                                       --------     --------
   Net cash provided by (used in) operating
    activities......................................     17,290       (4,196)
                                                       --------     --------
Cash flows from investing activities:
 Purchase of property and equipment.................     (3,084)      (4,350)
 Proceeds on disposal of assets held for resale.....        --           818
 Cash paid for D-Vision acquisition and related
  costs.............................................        --       (10,342)
                                                       --------     --------
   Net cash used in investing activities............     (3,084)     (13,874)
                                                       --------     --------
Cash flows from financing activities:
 Proceeds from option exercises.....................        640          560
 Proceeds from employee stock purchase plan.........        200          217
                                                       --------     --------
   Net cash provided by financing activities........        840          777
                                                       --------     --------
 Foreign exchange effect on cash....................       (437)      (1,726)
                                                       --------     --------
 (Decrease) increase in cash and cash equivalents...     14,609      (19,019)
 Cash and cash equivalents, beginning of period.....     21,658       31,668
                                                       --------     --------
 Cash and cash equivalents, end of period...........   $ 36,267     $ 12,649
                                                       ========     ========
Supplemental disclosure of cash flow information:
 Interest paid during the period....................   $     14     $     46
                                                       --------     --------
 Income taxes paid during the period................   $    622     $  2,293
                                                       --------     --------
In connection with the acquisition of Lightscape in
 December 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired......................   $    --      $  7,615
 Liabilities assumed................................        --        (7,615)
                                                       --------     --------
Cash paid for acquisition, net of cash acquired.....   $    --      $    --
                                                       ========     ========
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired......................   $    --      $ 27,210
 Liabilities assumed................................        --        (5,811)
 Cash acquired......................................        --          (408)
 Issuance of 555,000 shares of Common Stock.........        --       (10,649)
                                                       --------     --------
Cash paid for acquisition, net of cash acquired.....   $    --      $(10,342)
                                                       ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

(2) CHANGE OF FISCAL YEAR

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three and six month periods ended December 31, 1997 and the two and five month periods ended December 31, 1996. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the three and six month periods ended December 31, 1997 are not directly comparable to the results of the two and five month periods ended December 31, 1996.

(3) LITIGATION AND RELATED SETTLEMENT EXPENSES

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [........ ] Discreet Logic
Inc., et al., case No. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes that the allegations in the complaint are without merit and has defended the lawsuit vigorously.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company.

(4) RELATED PARTY TRANSACTIONS

  In the three month period ended December 31, 1997, the Company recorded revenues from sales made to Behaviour Entertainment Inc. ("Behaviour"), a company owned by the Company's Chairman and Chief Executive Officer, in the amount of $309,000. The Company also purchased marketing services, in the amount of $250,000, from Behaviour.

(5) EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by Basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to disclose both basic and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.

  The following tables present a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                         TWO MONTHS ENDED   THREE MONTHS ENDED
                                         DECEMBER 31, 1996   DECEMBER 31, 1997
                                        ------------------- -------------------
                                        INCOME SHARES  EPS  INCOME SHARES  EPS
                                        ------ ------  ---  ------ ------  ---
BASIC EPS
 Income available to common
  shareholders......................... $1,965 27,931 $0.07  $790  28,833 $0.03
                                                      =====               =====
EFFECT OF DILUTIVE SECURITIES
 Impact of exercise of stock options
  under treasury stock method..........    --     513         --    1,764
                                        ------ ------        ----  ------
DILUTED EPS
 Income available to common
  shareholders and assumed exercises... $1,965 28,444 $0.07  $790  30,597 $0.03
                                        ====== ====== =====  ====  ====== =====

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  Options to purchase 199 and 474 shares of common stock were outstanding during the two month period ended December 31, 1996, and the three month period ended December 31, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares

                                    FIVE MONTHS ENDED     SIX MONTHS ENDED
                                    DECEMBER 31, 1996    DECEMBER 31, 1997
                                   ------------------- -----------------------
                                   INCOME SHARES  EPS   INCOME   SHARES  EPS
                                   ------ ------  ---   ------   ------  ---
BASIC EPS
 Income available to common
  shareholders.................... $1,153 27,852 $0.04 $(14,312) 28,746 $(0.50)
                                                 =====                  ======
EFFECT OF DILUTIVE SECURITIES
 Impact of exercise of stock
  options under treasury stock
  method..........................    --     560            --      --
                                   ------ ------       --------  ------
DILUTED EPS
 Income available to common
  shareholders and assumed
  exercises....................... $1,153 28,412 $0.04 $(14,312) 28,746 $(0.50)
                                   ====== ====== ===== ========  ====== ======

  Options to purchase 297 and 349 shares of common stock were outstanding during the five month period ended December 31, 1996, and the six month period ended December 31, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares

(6) REVENUE RECOGNITION

  In November 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition. This statement is effective for all transactions entered into in fiscal years beginning after December 15, 1997, however, early adoption is permitted. SOP 97-2 establishes standards for recognizing revenues related to software products and related services. The Company intends to implement SOP 97-2 in its consolidated financial statements for the third quarter of fiscal 1998. The Company does not anticipate that the implementation of this statement will have a material impact on the consolidated financial statements.

(7) ACQUISITION OF LIGHTSCAPE TECHNOLOGIES, INC.

  On December 2, 1997, Discreet Logic entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet Logic. As a result of the Merger, Discreet Logic acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A substantial portion of the purchase price and transaction costs was allocated to purchased in-process research and development for which Discreet Logic incurred a one-time charge against earnings in the amount of $5,800,000 ($0.19 per share on a diluted basis), based on an independent appraisal, in the quarter ended December 31, 1997 and approximately $1,087,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet Logic and Lightscape.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

  The following presents, on an unaudited basis, certain items on the Company's result of operations, for the five month period ended December 31, 1996, and six month period ended December 31, 1997, as though the acquisition and related transactions discussed above had occurred at the beginning of those periods:

                                                       FIVE MONTHS   SIX MONTHS
                                                          ENDED        ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1997
                                                       ------------ ------------
Net sales.............................................   $40,457      $ 76,392
Operating loss........................................   $   (15)     $(10,569)
Net loss..............................................   $(1,977)     $(16,448)
EPS...................................................   $ (0.07)     $  (0.57)

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

RECENT DEVELOPMENTS

 Litigation Settlement

  On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors, among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

 Recent Acquisitions

  On December 2, 1997, Discreet Logic entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet Logic. As a result of the Merger, Discreet Logic acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A substantial portion of the purchase price and transaction costs was allocated to purchased in-process research and development for which Discreet Logic incurred a one-time charge against earnings in the amount of $5,800,000 ($0.19 per share on a diluted basis), based on an independent appraisal, in the quarter ended December 31, 1997 and approximately $1,087,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet Logic and Lightscape.

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE (subsequently renamed D-VISION) and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one-time charge against earnings in the amount of $21,000,000 ($0.73 per share), based on an independent appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

 Restructuring

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. While the Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, the Company still has approximately $3,335,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries.

 Change of Fiscal Year

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three and six month period ended December 31, 1997 and the two and five month periods ended December 31, 1996. The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the prior fiscal period's results to reflect the new fiscal period. Consequently, the results for the three and six month periods ended December 31, 1997 are not directly comparable to the results of the two and five month periods ended December 31, 1996.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                             TWO MONTHS  THREE MONTHS FIVE MONTHS   SIX MONTHS
                               ENDED        ENDED        ENDED        ENDED
                            DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                1996         1997         1996         1997
                            ------------ ------------ ------------ ------------
Total revenues.............     100%         100%         100%          100%
Cost of revenues...........      48           36           51            41
                                ---          ---          ---          ----
  Gross profit.............      52           64           49            59
                                ---          ---          ---          ----
Operating expenses:
  Research and
   development.............       9           10           10            10
  Sales and marketing......      27           23           26            21
  General and
   administrative..........       7            5            7             5
  Charge for purchased
   research and
   development.............     --            16          --             35
                                ---          ---          ---          ----
    Total operating
     expenses..............      43           54           43            71
                                ---          ---          ---          ----
  Operating income (loss)..       9           10            6           (12)
Other income (expense),
 net.......................      11          --             2             1
                                ---          ---          ---          ----
  Income (loss) before
   income taxes............      20           10            8           (11)
Provision for income
 taxes.....................       8            8            5             8
                                ---          ---          ---          ----
  Net income (loss)........      12%           2%           3%         (19)%
                                ===          ===          ===          ====

THREE MONTHS ENDED DECEMBER 31, 1997 AND TWO MONTHS ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED DECEMBER 31, 1997 AND FIVE MONTHS ENDED DECEMBER 31, 1996

  As discussed above, it is not practicable to recast prior quarterly results to reflect new fiscal periodic reporting resulting from the Company's previously announced change in fiscal year end. Therefore, the results for the three and six month periods ended December 31, 1997 are not directly comparable to the results of the two and five month periods ended December 31, 1996.

  Total Revenues. The Company's revenues consist of product revenues (including licensing of its software, sales of the Company's proprietary hardware, and resale of third party hardware) and, to a lesser extent, revenues from maintenance and other services (including consulting and training). For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. In accordance with this statement, in cases where the Company has delivered hardware and/or software to customers and has insignificant or noncritical vendor obligations related to these deliveries, the revenue attributable to such obligations has been deferred until such obligations have been fulfilled. Beginning with its third quarter of fiscal 1998, the Company intends to implement SOP 97-2 (See Note 6 of Notes to Condensed Consolidated Financial Statements).

  Total revenues were $37,268,000 and $16,833,000 for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $75,673,000 and $40,096,000 for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The increase in total revenues in both the three and six month periods ended December 31, 1997, when compared to the two and five month periods ended December 31, 1996, respectively, was primarily due to the additional month in the fiscal 1998 periods, and an increase in worldwide revenues generated by the Company's Special Effects and Editing (including initial commercial shipments of SMOKE, the Company's non-linear digital editing tool introduced in the second quarter of fiscal 1998) product lines. These increases were partially offset by a decrease in revenues, in the six month period ended December 31, 1997, from the Company's Broadcast Production product line, as compared to the five month period ended December 31, 1996.

  Revenues from customers outside of North America were $21,702,000 (58% of total revenues) and $10,255,000 (61% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $39,965,000 (53% of total revenues) and $21,779,000 (54% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. Revenues from customers outside North America increased in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, due to the additional month in the fiscal 1998 periods, and the increased penetration of the Company's products in the Asian and European markets. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should, as a percentage of total revenues, remain approximately the same as current levels.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics, Inc. ("SGI")), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $13,548,000 (36% of total revenues) and $8,003,000 (48% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $30,827,000 (41% of total revenues) and $20,290,000 (51% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The decrease in cost of revenues, as a percentage of total revenues, in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, was primarily due to: (1) an increase in sales to the Company's indirect channel partners, whose purchases from Discreet Logic are predominantly software only and software and storage media bundles since these indirect channel partners are themselves hardware resellers; (2) porting certain of the Company's software products to recently available, lower priced workstations, resulting in a lower cost to the Company for the hardware component of system sales; and (3) the increased penetration of the Company's products in the Asian market where customers typically purchase from the Company only software or software and storage media bundles. The decrease in cost of revenues, as a percentage of total revenues, in the six months ended December 31, 1997 when compared to the five months ended December 31, 1996 is also attributable to lower margins realized on systems sold in the three month period ended October 31, 1996 under an aggressive sales program, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The Company expects that cost of revenues, as a percentage of total revenues, should increase from its current level. However, cost of revenues remains difficult to predict and is subject to fluctuations due to a number of factors including product and product configuration mix and the proportion of direct and indirect sales.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, amortization of acquired technologies, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $3,901,000 (10% of total revenues) and $1,575,000 (9% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $7,413,000 (10% of total revenues) and $4,253,000 (10% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The increase in research and development expenses in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, was primarily due to: (1) the additional month in both of the fiscal 1998 periods; (2) an increase in the number of software engineers (including the engineers joining the Company as a result of the Denim and D-Vision Acquisitions) to develop and enhance the Company's existing products and to develop new products; (3) an increase in depreciation charges on the additional research and development equipment required for the additional personnel; and (4) an increase in the amortization of acquired technologies. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from current levels. Should revenues increase, the Company expects that research and development expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses, and dealer commissions. Sales and marketing expenses were $8,407,000 (23% of total revenues) and $4,610,000 (27% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $15,840,000 (21% of total revenues) and $10,627,000 (26% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The increase in sales and marketing expenses, in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, is explained by the additional month in the fiscal 1998 periods, the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and an increase in tradeshow activities. The decrease in sales and marketing expenses, as a percentage of total revenues, in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, is explained in part by the growth of sales to the indirect channel partners which require a reduced level of expenditures than direct sales to end-users. The Company expects that sales and marketing expenses will increase from their current levels. Should revenues increase, the Company expects that sales and marketing expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $2,012,000 (5% of total revenues) and $1,189,000 (7% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $3,896,000 (5% of total revenues) and $2,705,000 (7% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The increase in general and administrative expenses in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, is explained by the additional month in the later periods being compared, and by an increase in personnel. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Charge for Purchased Research and Development. In connection with the Lightscape Acquisition, the Company expensed $5,800,000 (16% of total revenues) of in-process research and development in the three month period ended December 31, 1997. In connection with the D-Vision Acquisition, the Company expensed $21,000,000 of in-process research and development in the three month period ended September 30, 1997.

  Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation gains were $179,000 for the three month period ended December 31, 1997 compared to $1,539,000 for the two month period ended December 31, 1996. Foreign currency translation gains were $308,000 for the six month period ended December 31, 1997 compared to $458,000 for the five month period ended December 31, 1996. These gains and losses are primarily the result of the Company and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision for Income Taxes. The Company's provision for income taxes was $3,097,000 and $1,310,000 for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $5,872,000 and $1,962,000 for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the three and six month periods ended December 31, 1997 differed from the statutory rate primarily as a result of the Company recording charges for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the five month period ended December 31, 1996 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations, borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of December 31, 1997, the Company had cash of approximately $12,649,000. In August 1997, the Company amended its revolving demand line of credit with a bank under which the Company may borrow up to CDN$7,000,000 (or approximately $4,885,000 at December 31, 1997). Advances under the line accrue interest monthly at the Canadian prime rate (6.0% at December 31, 1997) plus 0.25%. Additionally, the Company has a CDN$600,000 (approximately $419,000 at December 31, 1997) demand leasing facility, and a CDN$600,000 (approximately $419,000 at December 31, 1997) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.0% at December 31, 1997) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company has assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of December 31, 1997, no amounts were outstanding under the demand line of credit, the demand leasing, or the demand research and development tax credit facilities.

  The Company's operating activities used cash of $4,196,000 and provided cash of $17,290,000 for the six month period ended December 31, 1997 and the five month period ended December 31, 1996, respectively. The principal uses of cash for the six months ended December 31, 1997 were the disbursement of funds used to settle the class action litigations and the decrease in accounts payable and accrued expenses resulting from the Company paying many of the liabilities assumed in connection with the D-Vision and Lightscape acquisitions. These uses of cash were offset primarily by cash provided by net income before non-cash charges, including the charges for purchased in-process research and development, and the receipt of insurance proceeds related to the settlement of the class action litigations. Net cash provided by operations in the five month period ended December 31, 1996 was composed primarily of net income before non-cash charges and decreases in accounts receivable and inventory.

  The Company's investing activities used cash of $13,874,000 in the six month period ended December 31, 1997 primarily for the acquisition of D-Vision Systems, Inc. and the purchase of research and development equipment and related software. During the six month period ended December 31, 1997, the Company received proceeds from the sale of its Montreal land and office building which were previously included on the balance sheet as assets held for resale. The proceeds of sale were not materially different from the carrying value of these assets. The Company's investing activities used cash of $3,084,000 in the five month period ended December 31, 1996, primarily for renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area.

  Financing activities provided cash of $777,000 and $840,000 in the six month period ended December 31, 1997 and five month period ended December 31, 1996, respectively, from proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan.

  As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

  The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, or in the absence thereof, to obtain additional financing. The Company underwent a restructuring intended to decrease operating expenses, however, there can be no assurance that the Company will not have to take further restructurings or be profitable in the future. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below in Certain Factors That May Affect Future Results, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through calendar 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the anticipated adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the anticipated portion of revenues from customers outside North America, and the implementation of the restructuring plan) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, other risks discussed in this section and elsewhere in this Form 10-Q, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as well as, from time to time, in the Company's other filings with the Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems and software must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably. The markets in which the Company competes are characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations. The Company has recently completed the purchase of certain products and technology through acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that the Company will not incur disruptions and unexpected expenses in integrating the operations of the acquired businesses with those of the Company.

  The Company's FLAME, FLINT, INFERNO, FIRE, VAPOUR and FROST systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes (including the recent currency volatility in Asia) and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company received a letter from Avid Technology, Inc. ("Avid") stating its belief that certain of the Company's recently acquired D-Vision products practice inventions claimed in a patent on a media editing system. The Company has responded to Avid's letter stating the Company's belief that the Company is not infringing any valid claim of Avid's patent. To the Company's knowledge, Avid has not initiated any suit, action or other proceeding alleging any infringement by the Company of such patent. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. The Company currently relies on SGI as the sole source for video input/output cards used in the Company's systems. The Company's D-VISION (formerly named OnLINE) software requires a videographic card manufactured solely by Truevision, Inc. An interruption in the supply or increase in the price of either one of these components could have a material adverse effect on the Company's business and results of operations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

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

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On May 29, 1996, a lawsuit entitled Sandra Esner and Jerry Krim, On Behalf of Themselves and All Others Similarly Situated, vs. [... ]Discreet Logic Inc., et al., case No. 978584, was filed in the Superior Court of the State of California, City and County of San Francisco. Named as defendants are the Company, certain of the Company's former and existing directors, officers, and affiliates, and certain underwriters and financial analysts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between September 13, 1995, and May 1, 1996. The complaint alleges violations of California law through material misrepresentations and omissions, among other things. The Company believes that the allegations in the complaint are without merit and has defended the lawsuit vigorously.

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

  On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company.

ITEMS 2-3. NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  At the Annual Meeting of Shareholders held on November 20, 1997 pursuant to the Notice of Annual Meeting of Shareholders dated October 24, 1997.

  1. The proposal to elect the following nominees as directors, to serve for a two-year term or until their successors are elected and qualified, was approved. Vote results as follows:

                                          CLASS OF             VOTES
                  NOMINEE                 DIRECTOR VOTES FOR  WITHHELD ABSTAINED
                  -------                 -------- ---------- -------- ---------
   Richard Szalwinski....................     I    24,164,903  18,264       0
   Thomas Cantwell.......................     I    24,164,303  18,864       0
   Pierre Desjardins.....................     I    24,164,753  18,414       0

  At the Annual Meeting of Shareholders held on January 9, 1997, Messrs. Brian
P. Drummond, Perry M. Simon and Gary G. Tregaskis were elected to Class II of the Company's Board of Directors to hold office until the Annual Meeting of Shareholders for fiscal 1998 and until their successors have been duly elected and qualified.

  2. The proposal to approve an amendment to the Company's 1994 Amended and Restated Restricted Stock and Stock Option Plan to reserve an additional 2,000,000 shares of common stock for issuance thereunder was approved. Vote results as follows: 14,641,810 shares in favor; 7,814,761 shares against, with 8,090 shares abstaining; and 1,718,506 counted as "non-votes'.

  3. The proposal to appoint Arthur Andersen & Cie as independent accountants for the Company for fiscal 1998 and to authorize the Board of Directors to fix their remuneration was approved. Vote results as follows: 24,169,287 shares in favor; 7,640 shares against, with 6,240 shares abstaining.

  There were no other matters submitted to a vote of the Company's shareholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5. NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (A) EXHIBITS.

       EXHIBIT                        DESCRIPTION OF EXHIBIT
       -------                        ----------------------
     Exhibit 10.1 Employment Agreement, dated August 29, 1997, by and between the Company and Richard Szalwinski.
     Exhibit 10.2 Lease Agreement for 10 Duke Street, Montreal, dated July 4,
                   1997, by and between TGR Zone Corporation and Discreet Logic
                   Inc.
     Exhibit 27.1 Financial Data Schedule

  (B) REPORTS ON FORM 8-K.

  A Current Report on Form 8-K dated December 30, 1997 was filed on January 14, 1998. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K (Acquisition or Disposition of Assets) announcing the completion of the merger of Lantern Acquisition Corp. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of Discreet Logic with and into Lightscape Technologies, Inc. ("Lightscape"), a Delaware corporation, with Lightscape the surviving corporation and a wholly-owned subsidiary of Discreet Logic, pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 2, 1997 by and among Discreet Logic, Merger Sub and Lightscape.

                              DISCREET LOGIC INC.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Discreet Logic Inc.

                                                  /s/ Francois Plamondon
                                          By: _________________________________
                                                    FRANCOIS PLAMONDON
                                              Vice President, Chief Financial
                                             Officer, Treasurer and Secretary

February 13, 1998