Form 10-Q
period 1998-03-31
DISCREET LOGIC INC
filed 1998-05-15
CIK 943318

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 1998

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

  29,553,579 shares of the registrant's Common Shares, without par value, were outstanding as of May 13, 1998.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   Form 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                    CONTENTS

Item Number                                                             Page
-----------                                                             ----
PART I:  FINANCIAL INFORMATION
  Item 1.  Condensed Consolidated Financial Statements................
           Balance Sheets.............................................     3
           Statements of Operations...................................     4
           Statements of Cash Flows...................................     5
           Notes to Condensed Consolidated Financial Statements.......     6
 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     11
           Certain Factors That May Affect Future Results.............     17

PART II:  OTHER INFORMATION
 Item 2.   Changes in Securities......................................     19
 Item 6.   Exhibits and Reports on Form 8-K...........................     19

           Signatures.................................................     20

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE DATA)


                                                                               JUNE 30,       MARCH 31,
                                                                            --------------  -------------
                                                                                 1997           1998
                                                                            --------------  -------------
                                                                                             (Unaudited)
                                  ASSETS
Current Assets:
  Cash and cash equivalents...............................................       $ 31,668       $ 35,401
  Accounts receivable (less reserves for doubtful accounts)...............         26,893         30,398
  Inventory--
     Resale...............................................................         10,867          8,661
     Demonstration........................................................          3,054          6,335
  Income taxes receivable.................................................            448              -
  Other current assets....................................................          3,889          5,270
                                                                                 --------       --------
                                                                                   76,819         86,065
Property and equipment--less accumulated depreciation and amortization....          7,728         10,571
Deferred income taxes.....................................................          3,489          2,644
Other assets..............................................................          2,660          6,801
Assets held for resale....................................................          5,248          4,229
                                                                                 --------       --------
                                                                                 $ 95,944       $110,310
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...................................       $ 44,086       $ 40,060
  Deferred revenue........................................................          8,103          6,375
  Income taxes payable....................................................          4,734          8,583
  Customer deposits.......................................................          1,359            230
                                                                                 --------       --------
                                                                                   58,282         55,248
                                                                                 --------       --------
Deferred income taxes.....................................................            713          2,769
                                                                                 --------       --------
Shareholders' Equity:
  Preferred shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--none
  Common shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--28,117,415 shares at June 30, 1997 and
       29,551,779 at March 31, 1998.......................................         80,402        106,320
  Accumulated deficit.....................................................        (42,639)       (51,748)
  Cumulative translation adjustment.......................................           (814)        (2,279)
                                                                                 --------       --------
        Total shareholders' equity........................................         36,949         52,293
                                                                                 --------       --------
                                                                                 $ 95,944       $110,310
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE          THREE          EIGHT          NINE
                                                             MONTHS         MONTHS         MONTHS        MONTHS
                                                             ENDED          ENDED          ENDED          ENDED
                                                           MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                              1997           1998           1997          1998
                                                          ------------  --------------  ------------  -------------
Total revenues.........................................        $27,044        $35,712        $67,139      $111,385
Cost of revenues.......................................         11,255         14,191         31,545        45,018
                                                               -------        -------        -------      --------
  Gross profit.........................................         15,789         21,521         35,594        66,367
                                                               -------        -------        -------      --------
Operating expenses:
  Research and development (net of tax credits)........          2,746          4,032          6,998        11,445
  Sales and marketing..................................          6,534          8,610         17,162        24,450
  General and administrative...........................          1,842          2,137          4,547         6,033
  Charge for purchased research and development........              -              -              -        26,800
  Litigation and related settlement expenses...........              -           (405)             -          (405)
                                                               -------        -------        -------      --------
     Total operating expenses..........................         11,122         14,374         28,707        68,323
                                                               -------        -------        -------      --------
     Operating income (loss)...........................          4,667          7,147          6,887        (1,956)
Other income (expense), net............................             46           (205)           940           458
                                                               -------        -------        -------      --------
  Income (loss) before income taxes....................          4,713          6,942          7,827        (1,498)
Provision for income taxes.............................          1,674          1,739          3,636         7,611
                                                               -------        -------        -------      --------
  Net income (loss)....................................        $ 3,039        $ 5,203        $ 4,191      $ (9,109)
                                                               =======        =======        =======      ========
Earnings (Loss) Per Share:
  Basic................................................          $0.11          $0.18          $0.15        $(0.32)
                                                               =======        =======        =======      ========
  Diluted..............................................          $0.11          $0.17          $0.15        $(0.32)
                                                               =======        =======        =======      ========
Weighted average common shares outstanding:
  Basic................................................         27,995         29,074         27,905        28,853
                                                               =======        =======        =======      ========
  Diluted..............................................         28,711         30,867         28,542        28,853
                                                               =======        =======        =======      ========

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                        EIGHT MONTHS   NINE MONTHS
                                                                            ENDED         ENDED
                                                                          MARCH 31,     MARCH 31,
                                                                            1997           1998
                                                                        -------------  ------------
Cash flows from operating activities:
  Net income (loss)..................................................       $  4,191      $ (9,109)
  Adjustments to reconcile net income (loss) to cash
  provided by operating activities--
    Depreciation and amortization....................................          4,043         6,117
    Deferred income taxes............................................           (433)        2,901
    Write-off of in-process research and development.................              -        26,800
    Write-off of assets for restructuring............................              -           109
    Compensation expense related to stock options....................              -           451
    Changes in assets and liabilities--
      Settlement of class action litigation..........................              -       (10,800)
      Accounts receivable............................................          1,393        (2,622)
      Inventory......................................................          4,176           963
      Income taxes receivable........................................          3,191           448
      Other current assets...........................................           (571)       (1,234)
      Insurance proceeds related to class action litigation..........              -         3,459
      Accounts payable and accrued expenses..........................          4,304       (10,111)
      Deferred revenue...............................................          2,920        (1,728)
      Income taxes payable...........................................          1,440         3,849
      Customer deposits..............................................         (1,727)       (1,129)
      Due to related parties.........................................            (25)            -
                                                                            --------      --------
    Net cash provided by operating activities........................         22,902         8,364
                                                                            --------      --------
Cash flows from investing activities:
  Purchase of property and equipment.................................         (4,206)       (7,714)
  Proceeds from disposal of assets held for resale...................              -           818
  Cash paid for D-Vision acquisition and related costs...............              -       (10,342)
                                                                            --------      --------
    Net cash used in investing activities............................         (4,206)      (17,238)
                                                                            --------      --------
Cash flows from financing activities:
  Proceeds of issuance of Common Stock...............................              -        13,528
  Proceeds from option exercises.....................................            640           766
  Proceeds from employee stock purchase plan.........................            201           524
                                                                            --------      --------
    Net cash provided by financing activities........................            841        14,818
                                                                            --------      --------
  Foreign exchange effect on cash....................................           (213)       (2,211)
                                                                            --------      --------
  Increase in cash and cash equivalents..............................         19,324         3,733
  Cash and cash equivalents, beginning of period.....................         21,658        31,668
                                                                            --------      --------
  Cash and cash equivalents, end of period...........................       $40, 982      $ 35,401
                                                                            ========      ========
Supplemental disclosure of cash flow information:
  Interest paid during the period....................................       $     17      $     87
                                                                            --------      --------
  Income taxes paid during the period................................       $    807      $  2,512
                                                                            --------      --------
In connection with the acquisition of Lightscape in
 December 1997, the following non-cash transaction
 occurred:
  Fair value of assets acquired......................................       $      -      $  7,615
  Liabilities assumed................................................              -        (7,615)
                                                                            --------      --------
Cash paid for acquisition, net of cash acquired......................       $      -      $      -
                                                                            ========      ========
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
  Fair value of assets acquired......................................       $      -      $ 27,210
  Liabilities assumed................................................              -        (5,811)
  Cash acquired......................................................              -          (408)
  Issuance of 555,000 shares of Common Stock.........................              -       (10,649)
                                                                            --------      --------
Cash paid for acquisition, net of cash acquired......................       $      -      $ 10,342
                                                                            ========      ========

                      DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet Logic" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1997. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.


(2)   CHANGE OF FISCAL YEAR

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three and nine month periods ended March 31, 1998 and the three and eight month periods ended March 31, 1997. The Company prepares consolidated financial statements, re-measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the nine month period ended March 31, 1998 are not directly comparable to the results of the eight month period ended March 31, 1997.

                       DISCREET LOGIC INC. AND SUBSIDIARIES

(3)   LITIGATION AND RELATED SETTLEMENT EXPENSES

  On May 29, 1996, June 13, 1996 and April 29, 1997, certain of Discreet Logic's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against Discreet Logic and certain of its officers and directors among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company.

  In the three month period ended March 31, 1998, the Company reversed $405,000 of litigation and related settlement expenses in order to adjust previously estimated legal costs to the actual amount of costs incurred.


(4)   RELATED PARTY TRANSACTIONS

  In the three month period ended March 31, 1998, the Company purchased consulting services, in the amount of $62,000, from BHVR Communications Inc., and purchased marketing services in the amount of $104,000 from Behaviour Design Inc., companies controlled by the Company's Chairman and Chief Executive Officer.

  In the nine month period ended March 31, 1998, the Company recorded revenues from sales made to Behaviour Entertainment Inc. ("Behaviour"), a company controlled by the Company's Chairman and Chief Executive Officer, in the amount of $309,000. The Company also purchased marketing services, in the amount of $250,000, from Behaviour.

  In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.

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

                       DISCREET LOGIC INC. AND SUBSIDIARIES

The following tables present, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                                            MARCH 31, 1997               MARCH 31, 1998
                                                      ---------------------------  ---------------------------
                                                       INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                                      --------  --------  -------  --------  --------  -------
Basic EPS
 Income available to common shareholders............    $3,039    27,995    $0.11    $5,203    29,074    $0.18
                                                                            =====                        =====
Effect of Dilutive Securities
 Impact of exercise of stock options under treasury
  stock method......................................        --       716                 --     1,793
                                                        ------    ------             ------    ------
Diluted EPS
 Income available to common shareholders and
  assumed exercises.................................    $3,039    28,711    $0.11    $5,203    30,867    $0.17
                                                        ======    ======    =====    ======    ======    =====

  Options to purchase 176 and 448 shares of common stock were outstanding during the three month period ended March 31, 1997, and the three month period ended March 31, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares

                                                             EIGHT MONTHS ENDED                 NINE MONTHS ENDED
                                                               MARCH 31, 1997                    MARCH 31, 1998
                                                       ------------------------------  -----------------------------------
                                                         INCOME     SHARES     EPS        INCOME      SHARES       EPS
                                                       ----------  --------  --------  ------------  --------  -----------
Basic EPS
 Income (loss) available to common shareholders.....       $4,191    27,905     $0.15      $(9,109)    28,853      $(0.32)
                                                                                =====                              ======
Effect of Dilutive Securities
 Impact of exercise of stock options under treasury
  stock method......................................           --       637                     --         --
                                                           ------    ------                -------     ------
Diluted EPS
 Income (loss) available to common shareholders and
  assumed exercises.................................       $4,191    28,542     $0.15      $(9,109)    28,853      $(0.32)
                                                           ======    ======     =====      =======     ======      ======

  Options to purchase 269 shares of common stock were outstanding during the eight month period ended March 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS.

(6)   REVENUE RECOGNITION

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP, 97-2, Software Revenue Recognition). The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, postcontract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that the evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to postcontract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

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

     The following presents, on an unaudited basis, certain items on the Company's result of operations, for the eight month period ended March 31, 1997, and nine month period ended March 31, 1998, as though the acquisition and related transactions discussed above had occurred at the beginning of those periods:

                               EIGHT MONTHS     NINE MONTHS
                                   ENDED           ENDED
                                 MARCH 31,       MARCH 31,
                                   1997             1998
                              ---------------  --------------
Total Revenues..............       $68,293        $112,104
Operating income (loss).....       $ 2,660        $ (4,085)
Net loss....................       $  (181)       $(11,245)
EPS.........................       $ (0.01)       $  (0.39)

(8)  PRIVATE PLACEMENT OF SHARES TO INTEL CORPORATION

  On March 4, 1998, Discreet Logic completed a private placement of 645,000 shares of its common shares, no par value per share (the "Shares"), for proceeds to the Company of approximately $13,545,000, excluding issuance costs. The Shares were offered only to Intel Corporation, an "Accredited Investor" as such term is defined in Rule 501 of Regulation D. In connection with this transaction, the Company agreed to file, within 90 days after the closing on March 4, 1998, a registration statement with the Securities and Exchange Commission covering the resale from time to time of the Shares issued in connection with this private placement and to use its commercially reasonable best efforts to cause such registration statement to become effective.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

(9)  EXECUTION OF DEFINITIVE AGREEMENT TO ACQUIRE MGI SOFTWARE CORP.

     On March 9, 1998, Discreet Logic entered into a definitive agreement to acquire MGI Software Corp. ("MGI") in a proposed arrangement transaction (the "Arrangement") Pursuant to the Arrangement, a wholly-owned subsidiary of Discreet Logic will amalgamate with MGI, with MGI surviving as a wholly-owned subsidiary of Discreet Logic. Under the terms of the Arrangement, each share of MGI common stock will be exchanged for 0.162 shares of Discreet Logic common stock (the "Exchange Ratio"). Outstanding options and rights to purchase MGI's common stock will become options and rights to purchase common stock of Discreet Logic, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. In connection with the transaction, MGI granted Discreet Logic an option, exercisable under certain conditions, to purchase shares up to approximately 20% of MGI's outstanding shares. The transaction has been approved by the boards of directors of Discreet Logic and MGI, but is still subject to various customary conditions, including the approval by shareholders of MGI. Should the Arrangement be approved, the Company currently expects, but is not bound, to account for this transaction under the pooling of interests method of accounting.

     Discreet Logic and MGI estimate they will incur Arrangement related costs of approximately $3 million, including investment advisory fees, regulatory filing costs, legal and accounting expenses, and other transaction costs. In addition, it is expected that as a result of the Arrangement, the combined company will incur consolidation and integration expenses that are not currently reasonably estimable.

(10) SUBSEQUENT EVENT

     In May 1998, Essential Communications Corporation, a company in which Discreet Logic holds an investment of preferred shares, was sold. As a result of this sale, the Company expects to receive proceeds of $2,500,000 in exchange for its preferred shares. Previously, in fiscal 1996, the Company had taken a charge to operations due to the uncertainty regarding the realizability of this investment. The Company expects to receive the proceeds of sale upon the delivery of its preferred shares in its fourth quarter of fiscal 1998, at which time the Company will realize a non-recurring gain of approximately $2,500,000.

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

YEAR 2000

  The Company has made preliminary assessments of its products and information systems and has determined that they are Year 2000 compliant, or that only a limited effort will be required to achieve compliance. The Company is currently proceeding with detailed reviews of every application used. It is expected that some will have to be upgraded to Year 2000 compliant applications. It is expected that some customers may experience some difficulties related to non Discreet Logic products, which may affect the performance of Discreet Logic products and, therefore, lead to an unusually high number of calls to the Company's technical support department. The Company anticipates that the costs related to the detailed assessments, application upgrades, and responding to the increased volume of support calls will not be material to its results of operations, liquidity and capital resources.

RECENT DEVELOPMENTS

 PRIVATE PLACEMENT OF SHARES TO INTEL

  On March 4, 1998, Discreet Logic completed a private placement of 645,000 shares of its common shares, no par value per share (the "Shares"), for proceeds to the Company of approximately $13,545,000, excluding issuance costs.


 EXECUTION OF DEFINITIVE AGREEMENT TO ACQUIRE MGI SOFTWARE CORP.

     On March 9, 1998, Discreet Logic entered into a definitive agreement to acquire MGI Software Corp. ("MGI") in a proposed arrangement transaction (the "Arrangement") Pursuant to the Arrangement, a wholly-owned subsidiary of Discreet Logic will amalgamate with MGI, with MGI surviving as a wholly-owned subsidiary of Discreet Logic. Under the terms of the Arrangement, each share of MGI common stock will be exchanged for 0.162 shares of Discreet Logic common stock (the "Exchange Ratio"). Outstanding options and rights to purchase MGI's common stock will become options and rights to purchase common stock of Discreet Logic, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. In connection with the transaction, MGI granted Discreet Logic an option, exercisable under certain conditions, to purchase shares up to approximately 20% of MGI's outstanding shares. The transaction has been approved by the boards of directors of Discreet Logic and MGI, but is still subject to various customary conditions, including the approval by shareholders of MGI. Should the Arrangement be approved, the Company currently expects, but is not bound, to account for this transaction under the pooling of interests method of accounting.

     Discreet Logic and MGI estimate they will incur Arrangement related costs of approximately $3 million, including investment advisory fees, regulatory filing costs, legal and accounting expenses, and other transaction costs. In addition, it is expected that as a result of the Arrangement, the combined company will incur consolidation and integration expenses that are not currently reasonably estimable.


 RESTRUCTURING

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, the Company incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. In response to the financial results and other developments facing the business, the Company developed a restructuring plan during the fourth fiscal quarter of 1996. While the Company began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, the Company still has approximately $3,252,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries.


 CHANGE OF FISCAL YEAR

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three and nine month periods ended March 31, 1998 and the three and eight month periods ended March 31, 1997. The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the prior fiscal period's results to reflect the new fiscal period. Consequently, the results for the nine month period ended March 31, 1998 are not directly comparable to the results of the eight month period ended March 31, 1997.


RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                                                           THREE MONTHS     THREE MONTHS   EIGHT MONTHS    NINE MONTHS
                                                               ENDED           ENDED           ENDED          ENDED
                                                             MARCH 31,       MARCH 31,       MARCH 31,      MARCH 31,
                                                               1997             1998           1997           1998
                                                          ---------------  --------------  -------------  -------------
Total revenues.......................................           100%            100%           100%           100%
Cost of revenues.....................................            42              40             47             40
                                                               ----            ----           ----           ----
  Gross profit.......................................            58              60             53             60
                                                               ----            ----           ----           ----
Operating expenses:
  Research and development...........................            10              11             10             10
  Sales and marketing................................            24              24             26             22
  General and administrative.........................             7               6              7              5
  Charge for purchased research and development......             -               -              -             24
        Litigation and related settlement expenses...             -              (1)             -              -
                                                               ----            ----           ----           ----
     Total operating expenses........................            41              40             43             61
                                                               ----            ----           ----           ----
  Operating income (loss)............................            17              20             10             (1)
Other income (expense), net..........................             -              (1)             1              -
                                                               ----            ----           ----           ----
  Income (loss) before income taxes..................            17              19             11             (1)
Provision for income taxes...........................             6               5              5              7
                                                               ----            ----           ----           ----
  Net income (loss)..................................            11%             14%             6%           (8)%
                                                               ====            ====           ====           ====

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND NINE MONTHS ENDED MARCH 31, 1998 AND EIGHT MONTHS ENDED MARCH 31, 1997

  As discussed above, it is not practicable to recast prior quarterly results to reflect new fiscal periodic reporting resulting from the Company's previously announced change in fiscal year end. Therefore, the results for the nine month period ended March 31, 1998 are not directly comparable to the results of the eight month period ended March 31, 1997.

  Total Revenues.   The Company's revenues consist of product revenues
(including licensing of its software, sales of the Company's proprietary hardware, and resale of third party hardware) and, to a lesser extent, revenues from maintenance and other services (including consulting and training). Beginning in the three months ended March 31, 1998, the Company has recognized revenue in accordance with Statement of Position 97-2, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. The implementation of this new standard did not have a material impact on the consolidated results of operations. See Note 6 of Notes to Condensed Consolidated Financial Statements.

  Total revenues were $35,712,000 and $27,044,000 for the three month periods ended March 31, 1998, and 1997, respectively, and $111,385,000 and $67,139,000 for the nine and eight month periods ended March 31, 1998, and 1997, respectively. The increase in total revenues in the three month period ended March 31, 1998, when compared to the three month period ended March 31, 1997, was primarily due to an increase in revenues generated by the Company's Special Effects and Editing product lines (including the release and commercial shipment of new products). These increases were partially offset by a decrease in revenues from the Company's Broadcast Production product line. The increase in total revenues in the nine month period ended March 31, 1998, when compared to the eight month period ended March 31, 1997, was primarily due to the above factors as well as the additional month in the fiscal 1998 period.

  Revenues from customers outside of North America were $21,370,000 (60% of total revenues) and $17,413,000 (64% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $61,335,000 (55% of total revenues) and $39,193,000 (58% of total revenues) for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. Revenues from customers outside North America increased in the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 due to the increased penetration of the Company's products in the Asian and other foreign markets. These increases were partially offset by a decrease in revenues in the European market. Revenues from customers outside North America increased in the nine months ended March 31, 1998 when compared to the eight months ended March 31, 1997 due to the increased penetration of the Company's products in all of the Company's foreign markets as well as the additional month in the fiscal 1998 period. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should, as a percentage of total revenues, remain approximately the same as current levels.

  Cost of Revenues.   Cost of revenues consists primarily of the cost of
hardware sold (mainly workstations manufactured by Silicon Graphics, Inc. ("SGI")), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $14,191,000 (40% of total revenues) and $11,255,000 (42% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $45,018,000 (40% of total revenues) and $31,545,000 (47% of total revenues) for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The decrease in cost of revenues, as a percentage of total revenues, in both the three and nine month periods ended March 31, 1998 when compared to the three and eight month periods ended March 31, 1997, respectively, was primarily due to:
(1) an increase in sales to the Company's indirect channel partners, whose purchases from Discreet Logic are predominantly software only and software and storage media bundles since these indirect channel partners are themselves hardware resellers; (2) porting certain of the Company's software products to recently available, lower priced workstations, resulting in a lower cost to the Company for the hardware component of system sales; and (3) the increased penetration of the Company's products in the Asian market where customers typically purchase from the Company only software or software and storage media bundles. The decrease in cost of revenues, as a percentage of total revenues, in the nine months ended March 31, 1998 when compared to the eight months ended March 31, 1997 is also attributable to lower margins realized on systems sold in the three month period ended October 31, 1996 under an aggressive sales program, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. The Company expects that cost of revenues, as a percentage of total revenues, should increase from its current level. However, cost of revenues remains difficult to predict and is subject to fluctuations due to a number of factors including product and product configuration mix and the proportion of direct and indirect sales.


  Research and Development.   Research and development expenses consist
primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, amortization of acquired technologies, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $4,032,000 (11% of total revenues) and $2,746,000 (10% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $11,445,000 (10% of total revenues) and $6,998,000 (10% of total revenues) for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The increase in research and development expenses in the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to: (1) an increase in the number of software engineers (including the engineers joining the Company as a result of the Denim, D-Vision and Lightscape Acquisitions) to develop and enhance the Company's existing and newly acquired products and to develop new products; and (2) an increase in depreciation charges on the additional research and development equipment required for the additional personnel. The increase in research and development expenses in the nine months ended March 31, 1998 when compared to the eight months ended March 31, 1997 was primarily due to the above factors as well as the additional month in the fiscal 1998 period. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from current levels. Should revenues increase, the Company expects that research and development expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses, and dealer commissions. Sales and marketing expenses were $8,610,000 (24% of total revenues) and $6,534,000 (24% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $24,450,000 (22% of total revenues) and $17,162,000 (26% of total revenues) for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The increase in sales and marketing expenses, in the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to: (1) the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and (2) an increase in tradeshow activities. The increase in sales and marketing expenses, in the nine months ended March
31, 1998 when compared to the eight months ended March 31, 1997 was primarily due to the above factors as well as the additional month in the fiscal 1998 period. The decrease in sales and marketing expenses, as a percentage of total revenues, in the nine months ended March 31, 1998 when compared to the eight months ended March 31, 1997 is explained in part by the growth of sales to the indirect channel partners which require a reduced level of expenditures than direct sales to end-users. The Company expects that sales and marketing expenses will increase from their current levels. Should revenues increase, the Company expects that sales and marketing expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  General and Administrative.   General and administrative expenses include the
costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $2,137,000 (6% of total revenues) and $1,842,000 (7% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $6,033,000 (5% of total revenues) and $4,547,000 (7% of total revenues) for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The increase in general and administrative expenses in the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 is explained by an increase in personnel. The increase in general and administrative expenses in the nine months ended March 31, 1998 when compared to the eight months ended March 31, 1997 is explained by the above factor as well as the additional month in the fiscal 1998 period. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Charge for Purchased Research and Development.   In connection with the
Lightscape Acquisition, the Company expensed $5,800,000 of in-process research and development in the three month period ended December 31, 1997. In connection with the D-Vision Acquisition, the Company expensed $21,000,000 of in-process research and development in the three month period ended September 30, 1997.

  Other Income (Expense).   Other Income (Expense) primarily consists of foreign
currency gains and losses and interest income and expense. Foreign currency translation resulted in losses of $385,000 and $445,000 for the three month periods ended March 31, 1998, and 1997, respectively, and losses of $ 77,000 and gains of $13,000 for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. These gains and losses are primarily the result of the Company and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision for Income Taxes.   The Company's provision for income taxes was
$1,739,000 and $1,674,000 for the three month periods ended March 31, 1998, and 1997, respectively, and $7,611,000 and $3,636,000 for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The effective tax rate for the three month period ended March 31, 1998 differed from the statutory rate primarily as a result of the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The effective tax rate for the nine month period ended March 31, 1998 differed from the statutory rate primarily as a result of the Company recording charges for purchased in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the eight month period ended March 31, 1997 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations to date primarily through cash flow from operations, borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Province of Quebec. As of March 31, 1998, the Company had cash of approximately $35,401,000. In August 1997, the Company amended its revolving demand line of credit with a bank under which the Company may borrow up to CDN$7,000,000 (or approximately $4,940,000 at March 31, 1998). Advances under the line accrue interest monthly at the Canadian prime rate (6.5% at March 31, 1998) plus 0.25%. Additionally, the Company has a CDN$600,000 (approximately $423,000 at March 31,
1998) demand leasing facility, and a CDN$600,000 (approximately $423,000 at March 31, 1998) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.5% at March 31, 1998) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company has assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of March 31, 1998, no amounts were outstanding under the demand line of credit, the demand leasing, or the demand research and development tax credit facilities.

  The Company's operating activities provided cash of $8,364,000 and $22,902,000 for the nine month period ended March 31, 1998 and the eight month period ended March 31, 1997, respectively. The principal uses of cash for the nine months ended March 31, 1998 were the disbursement of funds used to settle the class action litigations and the decrease in accounts payable and accrued expenses resulting from the Company paying many of the liabilities assumed in connection with the D-Vision and Lightscape acquisitions. These uses of cash were offset primarily by cash provided by net income before non-cash charges, including the charges for purchased in-process research and development, the receipt of insurance proceeds related to the settlement of the class action litigations and the increase in income taxes payable. Net cash provided by operations in the eight month period ended March 31, 1997 was composed primarily of cash provided by net income before non-cash charges, decreases in accounts receivable, inventory, and income taxes receivable, and increases in accounts payable and accrued expenses, deferred revenue, income taxes payable, and customer deposits.

  The Company's investing activities used cash of $17,238,000 in the nine month period ended March 31, 1998 primarily for the acquisition of D-Vision Systems, Inc. and the purchase of research and development equipment and related software. During the nine month period ended March 31, 1998, the Company received proceeds from the sale of its Montreal land and office building which were previously included on the balance sheet as assets held for resale. The proceeds of sale were not materially different from the carrying value of these assets. The Company's investing activities used cash of $4,206,000 in the eight month period ended March 31, 1997, primarily for renovations to the office building in London, England and the purchase of computer equipment and software used in the operations of the Company's business, primarily in the research and development area.

  Financing activities provided cash of $14,818,000 and $841,000 in the nine month period ended March 31, 1998 and eight month period ended March 31, 1997, respectively. The nine month 1998 period included the receipt of proceeds of issuance of common stock, net of issuance costs, to Intel Corporation under a private placement completed in March 1998. See Note 8 of Notes to Condensed Consolidated Financial Statements. Other sources of cash in the periods ended March 31, 1998 and 1997, respectively, included proceeds from common stock option exercises and the issuance of shares under the Employee Stock Purchase Plan.

  As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

  The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably, and/or to obtain additional financing. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Subject to the factors discussed below in Certain Factors That May Affect Future Results, the Company believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through calendar 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the anticipated adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the anticipated portion of revenues from customers outside North America, and the proposed acquisition of MGI) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, other risks discussed in this section and elsewhere in this Form 10-Q, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as well as, from time to time, in the Company's other filings with the Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for the Company to achieve sustained growth, the market for the Company's systems and software must continue to develop and the Company must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that the Company will be successful in marketing its existing or any new or enhanced products. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in the Company's current markets and there can be no assurance that the Company will be able to compete favorably. The markets in which the Company competes are characterized by intense competition and many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. These companies may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including the Company's entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's business and results of operations. The Company has recently completed the purchase of certain products and technology through acquisitions and proposes to acquire new products and technology through its merger with MGI. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that the merger with MGI will be successful, or that the Company will not incur disruptions and unexpected expenses in integrating the operations of the acquired businesses with those of the Company.

  The Company's flame*, inferno*, fire*, smoke* and frost* systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes (including the recent currency volatility in Asia) and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company receives letters from third parties, from time to time, inquiring about the Company's products and discussing intellectual property matters, which the Company reviews to determine the appropriate response, if any. There can be no assurance that third-party claims alleging infringements will not be asserted against the Company in the future. For example, the Company received a letter from Avid Technology, Inc.

("Avid") stating its belief that certain of the Company's acquired D-Vision products practice inventions claimed in a patent on a media editing system. The Company has responded to Avid's letter stating the Company's belief that the Company is not infringing any valid claim of Avid's patent. To the Company's knowledge, Avid has not initiated any suit, action or other proceeding alleging any infringement by the Company of such patent. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. The Company currently relies on SGI as the sole source for video input/output cards used in the Company's systems. The Company's edit* (formerly named D-VISION and OnLINE) software requires a videographic card manufactured solely by Truevision, Inc. An interruption in the supply or increase in the price of either one of these components could have a material adverse effect on the Company's business and results of operations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

  The market price of the Company's common shares could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company, its competitors or suppliers and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have often been unrelated or disproportionate to the operational performance of these companies. These fluctuations, as well as general economic and market conditions may materially and adversely affect the market price of the Company's common shares.

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

                          PART II:   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

  (c) Recent Sales of Unregistered Securities

  On March 4, 1998, Discreet Logic Inc. (the "Company") completed a private placement of 645,000 shares of its common shares, no par value per share (the "Shares"), for proceeds to the Company of approximately $13,545,000, excluding issuance costs. The Company claims that the offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D in reliance upon information available to the Company as of March 4, 1998. The Shares were offered only to Intel Corporation, an "Accredited Investor" as such term is defined in Rule 501 of Regulation D. In connection with this transaction, the Company agreed to file, within 90 days after the closing on March 4, 1998, a registration statement with the Securities and Exchange Commission covering the resale from time to time of the Shares issued in connection with this private placement and to use its commercially reasonable best efforts to cause such registration statement to become effective.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS.

       EXHIBIT                   DESCRIPTION OF EXHIBIT
       -------                   ----------------------

       Exhibit 10.1...........   Extension of Value Added Reseller Agreement
                                 between the Company and Silicon Graphics Inc.
       Exhibit 27.1...........   Financial Data Schedule
       Exhibit 27.2...........   Restated Financial Data Schedule
       Exhibit 27.3...........   Restated Financial Data Schedule
       Exhibit 27.4...........   Restated Financial Data Schedule
       Exhibit 27.5...........   Restated Financial Data Schedule
       Exhibit 27.6...........   Restated Financial Data Schedule
       Exhibit 27.7...........   Restated Financial Data Schedule


  (b) REPORTS ON FORM 8-K.

  A Current Report on Form 8-K dated December 30, 1997 was filed on January 14, 1998. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K (Acquisition or Disposition of Assets) announcing the completion of the merger of Lantern Acquisition Corp. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of Discreet Logic with and into Lightscape Technologies, Inc. ("Lightscape"), a Delaware corporation, with Lightscape the surviving corporation and a wholly-owned subsidiary of Discreet Logic, pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 2, 1997 by and among Discreet Logic, Merger Sub and Lightscape. A Current Report on Form 8-K/A dated December 30, 1997 was filed on March 16, 1998 containing the financial statements required by Item 7 of Form 8-K.

  A Current Report on Form 8-K dated March 4, 1998 was filed on March 30, 1998. The Current Report on Form 8-K was filed pursuant to Item 5 of form 8-K (Other Events) announcing the completion of a private placement of common shares to Intel Corporation. This Current Report on Form 8-K also announced the execution of a definitive agreement to acquire MGI Software Corp. Further disclosure related to this agreement was filed on a subsequent Current Report on form 8-K discussed below.

  A Current Report on Form 8-K dated March 9, 1998 was filed on April 30, 1998. The Current Report on Form 8-K was filed on a voluntary basis pursuant to Item 5 of form 8-K (Other Events) announcing the execution of a definitive agreement to acquire MGI Software Corp. ("MGI") in a proposed arrangement transaction.

                              DISCREET LOGIC INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Discreet Logic Inc.



                                  By:   /s/ Francois Plamondon

                                                 FRANCOIS PLAMONDON
                                     Executive Vice President, Chief Financial
                                          Officer, Treasurer and Secretary

May 15, 1998