Form 10-K
period 1998-06-30
DISCREET LOGIC INC
filed 1998-09-28
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
   Act of 1934.

                   For The Fiscal Year Ended: June 30, 1998

                                       or

[_]Transition Report Pursuant to Section 13 or 15(d) of The Securities
   Exchange Act of 1934. [No Fee Required]
                    For the transition period from

                        COMMISSION FILE NUMBER: 0-26100

                              DISCREET LOGIC INC.
            (Exact name of registrant as specified in its charter)

                QUEBEC                               98-0150790
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

            10 DUKE STREET
       MONTREAL, QUEBEC, CANADA                        H3C 2L7
    (Address of principal executive                  (Zip Code)
               offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (514) 393-1616

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       Common Shares, without par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 24, 1998 (based on the closing price as quoted by Nasdaq National Market as of such date) was $239,788,835. As of September 24, 1998, 29,819,358 of the registrant's common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

  Discreet Logic Inc. ("Discreet" or the "Company") develops, assembles, markets and supports non-linear, on-line digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. Discreet's systems and software are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting, as well as Web design. Discreet's systems have played key roles in the creation of special visual effects for films such as Armageddon, Titanic, Forrest Gump, Independence Day, The Fifth Element, Batman & Robin, Contact and Air Force One; television programs and special events such as ABC's "World News Tonight with Peter Jennings" and the 1996 United States Presidential elections on ABC and CBS; music videos by artists including U2, REM, Rolling Stones and The Beatles; and commercials for clients such as Nike, Pepsi, AT&T and McDonald's. Discreet believes that creative professionals and designers require tools that simplify their work, enabling them to devote more time to creative activities and less time to technical tasks.

  Discreet offers turnkey systems for high end post production and broadcast facilities focused towards three markets: special effects, editing and broadcast production (its "Advanced Systems"). Discreet's Advanced Systems are comprised of proprietary software utilizing workstations manufactured by SGI, scalable disk arrays and other peripherals. These can be networked together to enable users to manage data more efficiently and collaborate in an integrated production environment. Discreet's systems include its inferno* and flame* systems (special effects), its fire* and smoke* systems (editing), and its frost* system (broadcast production). Discreet's special effects and editing Advanced Systems are used to manipulate digital media in an on-line, real-time environment, providing instant feedback to the creative professional. These systems are currently or are currently being designed to be resolution independent and to allow users to work on uncompressed images from a variety of media sources in the full range of resolutions necessary for film, video and HDTV. In the broadcast production market, Discreet offers its frost* system, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments, including virtual sets, for broadcast companies. Discreet sells its Advanced Systems worldwide through a direct sales force as well as through high-end, sophisticated distributors.

  During the last 18 months, Discreet has entered the new media marketplace through a series of acquisitions and now offers editing and special effects software which runs on the Microsoft Windows NT, the Apple Macintosh and/or the Unix operating systems. The new media market is characterized by institutional and educational customers, designers and prosumers. Discreet's desktop or new media software (its "New Media Software") products include its edit* software (formerly D-Vision OnLine) (video editing), its effect* software (formerly Flint and Illuminaire Composition) (special effects), its paint* software (formerly Illuminaire Paint) (special effects), and its light* software (formerly Lightscape) (radiosity). Discreet's New Media Software is primarily used to create, manipulate, and finish computer graphics images, interactive and on-line content. effect* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a very high level of efficiency and interactivity. paint* is a vector-based, object-oriented painting and animation system for the manipulation and enhancement of both multi-frame clips and single-frame graphic images. edit* is a real-time non-linear, compressed editing software solution which performs compositing, keying and visual effects on the desktop. light* is a 3D rendering solution that uses advanced radiosity techniques to significantly enhance realism and lighting accuracy in 3D environments created for virtual sets, film and video effects, interactive games and architectural design projects.

  Discreet's goal is to become a leading supplier of digital tools used to manipulate still and moving pictures to the high-end professional, post-production and broadcast markets, the desktop or new media market, and the consumer markets. To achieve this goal, Discreet plans to further expand and leverage its technology base, customer relationships and existing reputation, extend its product line to include other aspects of the content creation process, and expand its worldwide sales and distribution organization.

  Discreet is a company incorporated by Articles of Incorporation on September 10, 1991 under Part IA of the Companies Act (Quebec) (the "Quebec Act") whose head office is located at 10 Duke Street, Montreal, Quebec, Canada H3C 2L7. Discreet has sales offices in the United States in New York, Chicago, Los Angeles; Rio de Janeiro, Brazil; London, England; Paris, France; Madrid, Spain; Munich, Germany; Singapore; Bombay, India; Hong Kong, China; Madrid, Spain and Tokyo, Japan. As of August 31, 1998, Discreet had 405 employees.

RECENT DEVELOPMENTS

 Proposed Transaction with Autodesk

  On August 20, 1998, Discreet announced that it has entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement, Autodesk will exchange 0.525 shares of its common stock for each outstanding share of Discreet. The merger transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including regulatory approvals and approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies will operate as separate entities.

 Recent Acquisitions

  On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among Discreet, D-Vision, the former stockholders of D-Vision and certain other individuals. As a result of the D-Vision acquisition, Discreet acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Common Shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998, pending satisfactory resolution of a dispute regarding an indemnification claim against such escrow, and (ii) the resolution of any indemnification claims made by Discreet pursuant to the Stock Purchase Agreement. The D-Vision acquisition was accounted for as a purchase. The cash used by Discreet to fund the acquisition was derived primarily from cash flow from operations. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development, that had not yet reached technical feasibility and had no alternative use, for which Discreet incurred a one-time charge against earnings in the amount of $21,000,000 ($0.72 per share), in the quarter ending September 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The Lightscape Merger has been accounted for as a purchase. A substantial portion of the purchase price and transaction costs was allocated to purchased in-process research and development, that had not yet reached technical feasibility and had no alternative use, for which Discreet incurred a one-time charge against earnings in the amount of $5,800,000 ($0.20 per share), based on an independent appraisal, in the quarter ended December 31, 1997 and approximately $1,087,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arm's-length negotiations between the representatives of Discreet and Lightscape.

PRODUCTS

  The following table sets forth the Discreet products, their market, the date of first shipment by Discreet, and their platform or operating system.

                                               DATE OF FIRST
                                                SHIPMENT BY
        PRODUCT                  MARKET          DISCREET       PLATFORM/OPERATING SYSTEM
        -------           -------------------- ------------- --------------------------------
ADVANCED SYSTEMS
inferno*................  Special effects      October 1995  SGI Onyx2/Unix
flame*..................  Special effects      January 1993  SGI Octane/Unix
fire*...................  Editing              October 1996  SGI Onyx2/Unix
smoke*..................  Editing              October 1997  SGI Octane/Unix
frost*(includes product
 formerly sold as
 Vapour)................  Broadcast Production October 1995  SGI Onyx2 and SGI Octane/Unix
NEW MEDIA SOFTWARE
effect* (formerly
 Flint).................  Special effects      December 1993 SGI O2/Unix
effect* (formerly
 Illuminaire
 Composition)...........  Special effects      June 1997     Microsoft NT and Apple Macintosh
paint* (formerly
 Illuminaire Paint).....  Special effects      June 1997     Microsoft NT and Apple Macintosh
edit* (formerly D-Vision
 OnLine)................  Editing              July 1997     Microsoft NT
light* (formerly
 Lightscape)............  Radiosity            December 1997 Microsoft NT

ADVANCED SYSTEMS

  Discreet's systems are designed to be intuitive and easy to use. Discreet's systems provide the speed and operational flexibility demanded by the professional film and video industries. The systems use a consistent interface through which operations are controlled via on-screen menus (which users can organize to fit their preferences) and a pressure-sensitive stylus. Discreet's systems include a Sparks developers kit, which allows customers to integrate their own proprietary software or third party software into Discreet's systems' environments. Discreet's systems also offer comprehensive image input/output ("I/O") functions, allowing image or object data to be captured and exchanged between workstations in a studio environment in a variety of formats. For sites with multiple systems, work generated on other platforms can be imported and placed directly onto Discreet's systems' local disk array for integration into the current production. In addition, Discreet's image files can be transferred among local disk arrays. For example, if a user prepares a production on an effect* system, the user can transfer video or film data to the flame* or inferno* systems or video data to the fire* system, for finishing with the client. The flexible systems architecture can result in different system configurations and enables clients to differentiate themselves from their competitors by allowing them to customize their systems.

 Special Effects Systems

  flame*--flame* is an on-line, resolution-independent, non-linear, uncompressed digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, flame* is designed to allow the operator to create desired effects with near instantaneous feedback. A complete flame* system includes the flame* software, an SGI Octane workstation, a stone* disk array and various I/O devices.

  inferno*--inferno* is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of flame* with film tools, and increased image resolution and color control for digital film work. The system also features tools for grain management, wire and scratch removal and colour calibration. A complete inferno* system includes the inferno* software, an SGI Onyx2 workstation, a stone* disk array and various I/O devices.

 Editing Systems

  fire*--fire* is an uncompressed, on-line, non-linear, digital video editing system with special effects capabilities. fire* includes a sophisticated toolset and a gestural, picture-based editing interface, which Discreet believes specifically address the new and expanding requirements needed for on-line finishing. In the fourth fiscal quarter of 1998, Discreet released a resolution independent (including HDTV resolution) fire* system. A complete fire* system includes the fire* software, an SGI Onyx2 workstation, stone* disk arrays and various I/O devices.

  smoke*--smoke*, like fire*, is an uncompressed, on-line, non-linear, digital video editing system with more limited special effects capabilities. smoke* uses the same gestural, picture-based editing interface as fire*. The primary difference in the two systems is the greater speed of interactivity and processing of fire* as well as greater special effects capabilities than those of smoke*. However, smoke*'s special effects capabilities are modular; effects modules may be purchased separately by the customer to augment the special effects capabilities of the baseline smoke* system. A complete smoke* system includes the smoke* software, an SGI Octane workstation, a stone* disk array and various I/O devices.

 Broadcast Production Systems

  frost*--frost* is a computer-based set of modeling, animation and rendering tools for the creation and manipulation of 3D graphics, including virtual sets, for broadcast. Virtual sets are computer generated locales typically used for news, sports and entertainment programming. frost* is designed to operate on the SGI Onyx2 or SGI Octane workstation and allows the user to work completely in real-time or through a combination of real-time and post-produced components.

SYSTEM COMPONENTS

 The Workstation

  inferno*, fire*, and frost* run on SGI Onyx2 workstations, typically configured with four or eight processors. flame*, smoke* and frost* run on the SGI Octane workstation. The SGI hardware platforms are scaleable and upgradeable (within the same machine) to fit the price and performance criteria of the customer. Each system can be connected to other Discreet systems and to numerous third party software, systems and devices.

 Disk Arrays

  Discreet offers stone*, a disk-based storage system for use with its video and high-performance film applications, which is targeted at the production, post-production and broadcast markets. stone* is designed to allow real-time playback of uncompressed video frames in any order, efficiently store any mix of resolutions and ensure image integrity by remaining operational in the event of disk or power supply failure. A disk array is comprised of a number of disks working co-operatively to handle high speed data flows. flame*, inferno*, fire*, smoke*, and frost* must be used with Discreet's stone* disk arrays.

 Networking

  Discreet offers wire*, a high-performance transport system for digital film and video for use with multiple stone* disk arrays. wire* builds on Discreet's disk technology and is designed, if the network provides sufficient bandwidth, to provide real-time CCIR-601 instant access to images located on a disk anywhere within a post-production facility. wire* can be configured as a centralized or distributed network, or both.

 I/O

  Third party video tape recorders can be controlled with flame*, inferno*, fire* and smoke*'s stylus and tablet. I/O edits can be implemented sequentially using the EDL capabilities of the flame*, inferno*, fire* and smoke* systems. Other third party devices, such as film scanners and recorders, can also be used with Discreet systems for HDTV and film transfers.

NEW MEDIA SOFTWARE

  Through acquisitions made in fiscal years 1997 and 1998, Discreet now offers software-only solutions which run on the Windows NT and the Apple Macintosh platforms. These acquisitions are part of Discreet's strategy to expand the range of creative professionals served by Discreet and to extend its product line to include other aspects of the content creation process. See "--Recent Acquisitions." Discreet's New Media Software is primarily used to create, manipulate, and finish computer graphics images, interactive and on-line content.

 Special Effects Software

  effect*--Discreet offers two versions of its effect* software: effect* on the SGI O2 workstation (formerly Flint) and effect* on the Apple Macintosh and Microsoft Windows NT operating systems (formerly Illuminaire Composition). effect* is a resolution-independent, non-linear, uncompressed digital system used by creative professionals to create, edit and composite special visual effects. effect* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a very high of level of efficiency and interactivity. Discreet acquired the Illuminaire product line as part of Discreet's acquisition of substantially all of the assets of Denim Software L.L.C. ("Denim") in June 1997 (the "Denim Acquisition").

  paint* (formerly Illuminaire Paint)--paint* is an Apple Macintosh and Microsoft Windows NT-based paint software for effects, interactive content and graphic design creation. paint* is resolution-independent, vector-based, object-oriented painting and animation system for the manipulation and enhancement of both multi-frame clips and single-frame graphic images. Discreet acquired the Illuminaire product line as part of the Denim Acquisition.

 Editing Software

  edit* (formerly D-Vision OnLine)--edit* is a real-time non-linear, compressed editing software solution which performs compositing, keying and visual effects on the desktop and runs on the Microsoft Windows NT operating system. Discreet acquired edit* as part of the acquisition of all the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision") in July 1997 (the "D-Vision Acquisition").

 Radiosity Software

  light* (formerly Lightscape)--light* is a 3D rendering solution that uses advanced radiosity techniques to significantly enhance realism and lighting accuracy in 3D environments created for virtual sets, film and video effects, interactive games and architectural design projects. light* runs on the Microsoft Windows NT operating system. Discreet acquired light* as part of the acquisition of all the outstanding shares of capital stock of Lightscape Technologies, Inc. in December 1997 (the "Lightscape Acquisition").

CUSTOMERS

  Discreet's Advanced Systems are sold primarily to film and video production, post-production and broadcast companies. Discreet's New Media Software products are sold in these markets as well as to institutional and educational customers, designers and professional consumers.

  No customer accounted for 10% or more of Discreet's total revenues in fiscal 1996, 1997 or 1998.

MARKETING AND SALES

  Marketing Strategy. To date, Discreet has marketed its Advanced Systems products primarily to production and post-production companies in the film, video, and broadcast industries. Discreet's principal marketing strategy has been to create awareness of its systems and software through appearances at major international computer graphics and broadcasting tradeshows, such as NAB, ACM SIGGRAPH (U.S.), International Broadcasters Convention ("IBC") (Europe), INTERBEE (Japan) and Montreaux (Europe). Discreet has supported this marketing strategy with direct-mail advertising and advertisements in trade publications. In addition, Discreet believes that the high quality of computer images generated using its products results in significant industry awareness. With permission from its customers, Discreet creates promotional materials utilizing content created using Discreet's products.

  Discreet is marketing its New Media Software products primarily through direct mail advertising, advertising in trade publications, seminars and roadshows, as well as at both international and local tradeshows. In addition, Discreet provides co-operative advertising funding to a number of its distributors who locally advertise its products. As Discreet broadens the markets for these products, Discreet intends to expand its marketing efforts accordingly.

  Sales and Distribution. In North America, sales activities are conducted from Discreet's Montreal headquarters, sales offices in Los Angeles, Chicago and New York and field representatives based in Boston, San Francisco, and Atlanta. In markets outside of North America, sales activities are conducted from sales offices located in the United Kingdom, Spain, France, Germany, Japan, Singapore, India, Hong Kong and Brazil. Discreet's headquarters and each of its sales offices have sales and demonstration capabilities. Since the beginning of fiscal 1997, Discreet has pursued a strategy of increasing the number of distributors and resellers qualified to sell its products. Distributors and resellers may sell Advanced Systems products, New Media Software products, or both. Generally, customers purchasing Discreet's products and/or peripherals from the distributors will also purchase the workstation hardware from the distributors. Discreet currently has distribution relationships with over 340 distributors and resellers in over 80 countries. As of August 31, 1998, Discreet employed 51 Advanced Systems and 13 New Media Software sales and sales support personnel and 34 demonstration artists worldwide.

  Discreet's Advanced Systems products are sold through its direct sales organization in its primary markets. In the United States, Discreet maintains a direct sales presence in its primary markets including New York, Chicago and Los Angeles. Outside of the United States, Discreet maintains a direct sales presence in its primary markets, including London, Paris, Munich, Singapore and Tokyo. In geographic areas generally not served by Discreet's direct sales organization, Discreet's Advanced Systems products are sold through high-end distributors and resellers, who are managed by Discreet's sales managers. Discreet's strategy of marketing its products directly to customers and indirectly through distributors may result in distribution channel conflicts as Discreet's direct sales efforts may compete with those of its indirect channels. Some of these distributors or resellers may receive a finder's fee for customer system purchases from Discreet's direct sales organization.

  Discreet's New Media Software products are sold through distributors and resellers, who are managed by Discreet's sales managers.

  International Revenues. For fiscal 1996, 1997 and 1998, revenues from customers outside North America accounted for approximately 57%, 57% and 53%, respectively, of Discreet's total revenues. Discreet expects that revenues from customers outside North America will continue to account for a substantial portion of its revenues.

  Reseller Arrangements. Discreet is a master value added reseller ("VAR") of SGI workstations. There are significant risks associated with this reliance on SGI and Discreet may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, Discreet has faced and may in the future face unforeseen difficulties associated with adapting Discreet's products to future SGI products. In May 1994, Discreet entered into a Value-Added Reseller Agreement with SGI. The agreement grants to Discreet a non-exclusive right to purchase and license certain hardware products from SGI, including the SGI

Onyx2, Octane, and O2 workstations for remarketing by Discreet in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased from SGI affects the percentage discount received by Discreet. The agreement is subject to annual renewal in May of each year and may be terminated by SGI for cause. The agreement with SGI has been extended through December 31, 1998, and Discreet has no reason to believe that SGI will not renew such agreement. Discreet also acts as a reseller and systems integrator of certain peripheral devices used in Discreet's systems, including audio and video I/O cards and electronic tablets. Discreet receives discounts for the purchase price of these products.

  Backlog. Discreet has no significant backlog and does not believe that its backlog at any particular point in time is indicative of future sales levels.

SYSTEMS INTEGRATION, SERVICE AND SUPPORT

  Discreet provides its customers with a variety of systems integration, support and training services including on-site and telephone support, and in-house and on-site training in the use of Discreet's products. These services are generally provided under separately priced arrangements with Discreet's customers. In some markets, these services are provided by Discreet's distributors who are compensated for such services directly by the customer. Discreet maintains a staff of persons dedicated to training its distributors in the performance of these services. Discreet believes that its focus on customer service provides it with important information about the evolving needs of its customers. Discreet derived revenues of approximately $11,713,000, $13,606,000 and $14,050,000 from these services in fiscal 1996,
1997 and 1998, respectively.

  Discreet supports its customers in North and South America from Discreet's Montreal and other North American offices, and through its distributors. Customers in Europe and the Pacific Rim are supported from the offices of Discreet's European and Asian subsidiaries and by distributors. As of August 31, 1998, Discreet employed a total of 104 persons worldwide in its customer support organization.

RESEARCH AND DEVELOPMENT

  Discreet's research and product development efforts are focused on the continued enhancement of its Advanced Systems and its New Media Software products and the development of new products. Discreet employs a modular development approach which it believes allows it to bring innovative technology to market more rapidly than traditional analog or proprietary hardware-based digital solutions and enables it to take advantage of advances in general purpose workstation technology as they become available. Discreet intends to continue to enhance and upgrade these products on a regular basis.

  In fiscal 1996, 1997 and 1998, Discreet spent approximately $16,902,000, $9,708,000 and $14,847,000 (net of tax credits), respectively, on research and development, representing 20%, 10% and 10%, respectively, of total revenues. Discreet's research and development staff consisted of 113 persons as of August 31, 1998.

  The markets for Discreet's systems and software are characterized by evolving industry standards, changing technologies and frequent new product introductions. Discreet believes that its future success will depend in part on its ability to enhance its existing systems and software and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. In addition, as a master VAR of SGI workstations, Discreet obtains certain advance access to SGI technology which facilitates its efforts to develop compatible systems and to modify and improve existing products. If Discreet were unable to obtain such advance access, it could have an adverse impact on Discreet's business and results of operations.

  On March 4, 1998, Discreet entered into a Strategic Development Agreement with Intel to develop a new high-end special effects product. Discreet Logic plans to develop new visual effects software for demanding real-time compositing and image processing functions. The software will be designed to run on multi-processor workstations based on the IA-64 processors and is expected to deliver powerful performance capabilities for the visual effects industry. Intel will provide access to IA-64 technology, aid in optimization of the software, and design components of Merced processor-based workstations to run the software optimally.

PROPRIETARY RIGHTS

  Discreet's success is dependent upon its proprietary technology. Although Discreet currently has seven patents and has 78 patent applications on its technology, it relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Discreet generally seeks to enter into confidentiality agreements with its employees and license agreements with its distributors and to limit access to and distribution of its systems, software, documentation and other proprietary information. Until fiscal 1996, substantially all of Discreet's systems were sold without written license agreements. There can be no assurance that Discreet will not be involved in litigation with respect thereto or that the outcome of any such litigation might not be more unfavorable to Discreet as a result of such omissions. Any such litigation could have a material adverse effect on Discreet's business and results of operations. Discreet licenses its New Media Software products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions. Discreet uses both software and hardware keys with respect to its systems and software but otherwise does not copy-protect its systems and software. It may be possible for unauthorized third parties to copy Discreet's products or to reverse engineer or obtain and use information that Discreet regards as proprietary. There can be no assurance that Discreet's competitors will not independently develop technologies that are substantially equivalent or superior to Discreet's technologies. In addition, the laws of certain countries in which Discreet's products are or may be distributed do not protect Discreet's products and intellectual property rights to the same extent as the laws of Canada or the United States. As the number of software products in the industry increases and the functionality of these products further overlaps, Discreet believes that software products generally may increasingly become the subject of claims that such software products infringe the rights of others.

  Significant and protracted litigation may be necessary to protect Discreet's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Discreet is not currently involved in any litigation with respect to intellectual property rights. Discreet receives letters from third parties, from time to time, inquiring about Discreet's products and discussing intellectual property matters, which Discreet reviews to determine the appropriate response, if any. There can be no assurance that third-party claims alleging infringements will not be asserted against Discreet in the future. For example, Discreet received a letter from Avid Technology, Inc. ("Avid") stating its belief that certain of Discreet's acquired products in connection with the acquisition of the outstanding shares of the share capital of D-Vision practice inventions claimed in a patent on a media editing system. Discreet has responded to Avid's letter stating Discreet's belief that it is not infringing upon any valid claim of Avid's patent. To Discreet's knowledge, Avid has not initiated any suit, action, or other proceeding alleging any infringement by Discreet of such patent. If infringement is alleged by Avid, or any other holder of protected intellectual property rights, Discreet could be required to discontinue the use of certain software code or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses, to develop non-infringing technology or to obtain licenses to use the allegedly infringed technology. There can be no assurance that Discreet would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially reasonable or acceptable to Discreet. Moreover, there may be pending or issued patents that extend to Discreet's products, which, together with the growing use of patents to protect technology, increase the risk that third parties may assert infringement claims against Discreet in the future. There can be no assurance that a court to which any infringement claims are submitted would not find that Discreet's products infringe any third party's intellectual property rights. Further, such litigation, regardless of its outcome, could result in substantial costs to and diversion of efforts by Discreet. Litigation may also be necessary to enforce Discreet's intellectual property rights. Any infringement claim or other litigation against or by Discreet could have a material adverse effect on Discreet's business and results of operations.

MANUFACTURING AND SUPPLIERS

  Discreet has historically relied on third-party vendors to manufacture and supply all of the hardware components used in Discreet's systems.
Manufacturing at Discreet consists of assembly (including disk array assembly), testing, and value added systems integration. Discreet's manufacturing staff consisted of 15 persons as of August 31, 1998.

  Discreet's flame*, effect*, inferno*, fire*, smoke* and frost* software currently run on workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and Discreet may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting Discreet's products to future SGI products. Discreet is an authorized master VAR of workstations manufactured by SGI. Discreet's agreement with SGI is subject to annual renewal in May of each year and termination by SGI for cause. The agreement with SGI has been extended through December 31, 1998 and Discreet has no reason to believe that SGI will not renew such agreement. In addition, although Discreet has no reason to believe that it will be unable to obtain sufficient quantities of SGI workstations on a timely basis or that its status as a master VAR will be changed, there can be no assurance that Discreet will continue to be able to procure such workstations in sufficient quantities on a timely basis or that SGI will continue to recognize Discreet as a master VAR. The success of Discreet also depends, in part, on the continued market acceptance of SGI workstations, in general, and by the professional film and video industries, in particular. Although Discreet intends to continue to evaluate new hardware platforms and may adapt its products as technological advances and market demands dictate, and although Discreet has now entered the market for content creation software which runs on the Apple Macintosh and Windows NT operating systems, Discreet believes that it will continue to derive substantially all of its revenue for the foreseeable future from the sale and maintenance of systems designed to include SGI workstations. As a result, financial, market and other developments adversely affecting SGI or the sales of workstations, the introduction or acquisition by SGI of products which are competitive with those of Discreet, or the unanticipated timing or pricing of SGI products that could cause customers to defer the decision to buy or determine not to buy Discreet's then available products or systems, could have an adverse effect upon Discreet's business and results of operations. As a master VAR, Discreet also obtains certain advance access to SGI technology in order to develop compatible systems and to modify and improve existing products. If Discreet were unable to obtain such advance access, it could have an adverse impact on Discreet's business and results of operations.

  Discreet is dependent on SGI as Discreet's sole source for video I/O cards used in Discreet's systems. Discreet also purchases electronic tablets manufactured by Wacom Technology Corporation and believes that, while alternative suppliers are available, there can be no assurance that alternative electronic tablets would be functionally equivalent or be available on a timely basis or on similar terms. Discreet generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. Discreet has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that Discreet will not experience significant quality control problems or supply shortages for these components in the future. Discreet does not maintain an extensive inventory of these components, and an interruption in supply could have a material adverse effect on Discreet's business and results of operations. Because of Discreet's reliance on these vendors, Discreet may also be subject to increases in component costs which could adversely affect Discreet's business and results of operations.

COMPETITION

  The market in which Discreet competes is characterized by intense competition. In the high-end of the special effects market, Discreet's flame* system competes with Quantel Limited's ("Quantel") Henry product. In certain applications in the non-real-time segment of the market, Discreet's effect* on the SGI O2 workstation competes with Avid's Illusion product. Discreet's inferno* system competes with Quantel's Domino product. Discreet's fire* and smoke* systems competes with Quantel's Editbox product and Sony Corporation's ("Sony") range of proprietary editing equipment. In addition, the products gained from the Denim Acquisition and the D-Vision Acquisition compete with Adobe Systems Incorporated's ("Adobe") special effects products and Avid's and Media 100 Inc.'s ("Media 100") range of editing products. Many of Discreet's current and prospective competitors, including Quantel, Avid, Sony, and Adobe, have significantly greater financial, technical, manufacturing and marketing resources than Discreet. Moreover, these companies may introduce additional products that are competitive with those of Discreet, and there can be no assurance that Discreet's products would compete effectively with such products. In addition, as personal computers become more powerful, software suppliers may be able to introduce products for personal computers that would be competitive with Discreet's products in terms of price and performance for professional users.

  Discreet believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by Discreet and its competitors, product performance and price, distribution and customer support. There can be no assurance that Discreet will be able to compete successfully with respect to these factors. Although Discreet believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by Discreet in research and development, sales and marketing and customer service and support. There can be no assurance that Discreet will have sufficient resources to make such investments or that Discreet will be able to make the technological advances necessary to maintain such competitive advantages. In addition, as Discreet enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in Discreet's current markets and there can be no assurance that Discreet will be able to compete favorably. Furthermore, competitive pressures or other factors, including Discreet's entry into new markets, may result in significant price erosion that could have a material adverse effect on Discreet's business and results of operations.

EMPLOYEES

  As of August 31, 1998, Discreet had 405 full-time employees. Of such employees, 113 were employed in research and development, 98 in sales, 18 in marketing, 104 in customer support, 15 in manufacturing and 57 in administration and finance. Discreet believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development and marketing of Discreet's Advanced Systems and New Media Software requires knowledge of film and video production and post-production, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of Discreet to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on Discreet's business and results of operations. Discreet's employees are not represented by a labor union, and Discreet considers its employee relations to be good.

ITEM 2. PROPERTIES

  In July 1997, Discreet signed an agreement to rent space for its new headquarters in Montreal from TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet's Chairman, President and Chief Executive Officer. As part of this agreement, TGR Zone assumed Discreet's lease commitment at its previous Montreal location. The agreement provides that Discreet leases approximately 55,000 square feet of space at approximately Cdn$13.00 (or approximately $8.86 at June 30, 1998) per square foot per annum subject to normal escalation clauses. The lease is set to expire in July 2007. The lease was signed in October 1997. As of August 31, 1998, Discreet leased sales offices, research and development facilities and/or warehouse space in the United States, Brazil, France, the United Kingdom, Spain, Germany, Singapore, India, Hong Kong and Japan, pursuant to leases which expire from September 1998 through February 2003. Discreet's current aggregate annual rental expense for these additional facilities is approximately $1,175,000.

  In August 1995, Discreet purchased an approximately 10,000 square foot office building in London, England for use as a sales facility for approximately (Pounds)1,148,000 (or approximately $1,916,000 at June 30,
1998). Subsequently, in December 1995, Discreet purchased an approximately 50,000 square foot office building in Montreal, Quebec for Cdn$1,730,000 (approximately $1,250,000 at June 30, 1997). The carrying values of the

Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for resale in fiscal 1996. In September 1997, Discreet sold the Montreal office building for a price not materially different from its carrying value.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

  On May 29, 1996, June 13, 1996 and April 29, 1997, certain of Discreet's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against Discreet and certain of its officers and directors, among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, Discreet contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  On June 2, 1998, the Company was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this point.

  On August 28, 1998 a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended June 30, 1998 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DSLGF." Public trading of the common shares commenced on June 30, 1995. Prior to that time, there was no public market for the Company's Common Shares. The following table sets forth the high and low sales prices for the Common Shares as reported by Nasdaq for the periods indicated:

                                                                      HIGH  LOW
                                                                      ----  ---
Fiscal 1997:
                                                                      $ 8   $ 3
 First quarter....................................................... 5/8   1/2
                                                                        9     5
 Second quarter...................................................... 1/8   3/4
                                                                        9     5
 Third quarter....................................................... 1/2   3/4
                                                                       18     5
 Fourth quarter...................................................... 1/8   5/8
Fiscal 1998:
                                                                       28
 First quarter....................................................... 7/8    16
                                                                       26    14
 Second quarter...................................................... 1/2   3/4
                                                                       26    15
 Third quarter....................................................... 1/2   1/2
                                                                       22    10
 Fourth quarter...................................................... 3/8   1/8
Fiscal 1999:
                                                                      $16
 First quarter through September 24, 1998............................ 1/8   $10

  On September 24, 1998, the last reported sale price of the common shares on the Nasdaq National Market was $13 per share. As of September 24, 1998, there were approximately 177 holders of record of the common shares. The Company believes that as of August 17, 1998 there were approximately 2,536 beneficial owners of the common shares, based upon information provided by the Company's transfer agent.

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At June 30, 1998, the Company could not distribute any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein. On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The selected consolidated financial data for fiscal 1997 are presented for the eleven-month period ended June 30, 1997. The results for the eleven-month period ended June 30, 1997 are not directly comparable with those for the fiscal year ended July 31, 1996 or the fiscal year ended June 30, 1998.

                                                              ELEVEN
                                                              MONTHS     YEAR
                                   YEARS ENDED JULY 31,       ENDED     ENDED
                                 --------------------------  JUNE 30,  JUNE 30,
                                  1994     1995      1996      1997      1998
                                 -------  -------  --------  --------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.................  $15,392  $64,549   $83,997  $101,924  $151,558
Cost of revenues...............    8,289   29,609    49,333    47,571    62,033
                                 -------  -------  --------  --------  --------
   Gross profit................    7,103   34,940    34,664    54,353    89,525
                                 -------  -------  --------  --------  --------
Operating expenses:
 Research and develop-
  ment(1)(2)...................      625    4,037    16,902     9,708    14,847
 Sales and marketing...........    2,785   12,588    26,088    23,206    34,321
 General and administrative(3).    1,383    4,855    10,582     6,396     8,077
 Gain on sale of investment(8).      --       --        --        --     (2,500)
 Costs related to terminated
  transaction(9)...............      --       --        --        --      1,713
 Write-off of purchased re-
  search and
  development(4)...............      --       --      8,500     9,800    26,800
 Restructuring expense(5)......      --       --     15,000       --     (1,504)
 Litigation and related settle-
  ment expense(6)(7)...........    1,366      --      2,506     6,500      (405)
                                 -------  -------  --------  --------  --------
   Total operating expenses....    6,159   21,480    79,578    55,610    81,349
                                 -------  -------  --------  --------  --------
   Operating income (loss).....      944   13,460   (44,914)   (1,257)    8,176
Total other income (expense)...      (86)    (170)    2,208       990     2,066
                                 -------  -------  --------  --------  --------
Income (loss) before income
 taxes and minority interest...      858   13,290   (42,706)     (267)   10,242
Provision for income taxes.....      343    5,490     1,435     6,489    10,854
                                 -------  -------  --------  --------  --------
Net income (loss) before minor-
 ity interest..................      515    7,800   (44,141) $ (6,756)     (612)
Minority interest..............       32       15       --        --        --
                                 -------  -------  --------  --------  --------
   Net income (loss)...........  $   483  $ 7,785  $(44,141) $ (6,756) $   (612)
                                 =======  =======  ========  ========  ========
Net income (loss) per common
 share.........................  $  0.02  $ 0 .31  $  (1.64) $  (0.24) $  (0.02)
                                 =======  =======  ========  ========  ========
Weighted average common shares
 outstanding...................   23,094   24,886    26,837    27,948    29,029
                                 =======  =======  ========  ========  ========
                                         JULY 31,
                                 --------------------------  JUNE 30,  JUNE 30,
                                  1994     1995      1996      1997      1998
                                 -------  -------  --------  --------  --------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......  $   826  $40,987  $ 21,658  $ 31,668  $ 43,746
Working capital (deficit)......     (382)  41,847    24,030    18,536    40,409
Total assets...................    9,431   76,858    80,148    95,945   114,610
Total shareholders' equity.....      934   50,124    42,343    36,948    59,566

(1) Research and development expenses are net of Canadian federal and provincial tax credits of $450,000, $545,000, $711,000, $696,000, and
    $1,108,000 for the fiscal years ended July 31, 1994, 1995, 1996, the eleven months ended June 30, 1997, and the fiscal year ended June 30, 1998, respectively. See Note 7 of Notes to the Company's Consolidated Financial Statements.
(2) In the third fiscal quarter of 1996, the Company charged to operations $2,500,000 as research and development expense related to its investment in Series B convertible, voting, preferred shares of Essential Communications due to the uncertainty regarding the realizability of the investment in the preferred shares.
(3) In fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable, and provided $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements. See Note 2(g) of Notes to the Company's Consolidated Financial Statements. In addition, in the third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by Cdn$500,000 (approximately $365,000) to reflect the amount expected to be realized upon its sale.
(4) As part of the Company's acquisition of all of the outstanding shares of Computer-und Serviceverwaltungs AG ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH ("IMP") in October 1995, the Company charged to operations $8,500,000 of in-process research and development that had not yet reached technical feasibility and had no alternative use. As part of the Company's acquisition of substantially all of the assets of Denim Software L.L.C., the Company charged to operations $9,800,000 of in-process research and development that had not yet reached technical feasibility and had no alternative use. As part of the Company's acquisition of all of the outstanding shares of D-Vision Systems, Inc. in July 1997, and Lightscape Technologies, Inc. in December 1997, the Company charged to operations $21,000,000 and $5,800,000, respectively, of in-process research and development that had not yet reached technical feasibility and had no alternative use.
(5) In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000. In the fourth fiscal quarter of 1998, the Company reversed approximately $2,333,000 of restructuring reserves considered to no longer be necessary and charged an additional $829,000 for costs related to the closure of its U.K. research facility. See Note 19 of Notes to the Company's Consolidated Financial Statements.
(6) The results of operations for fiscal 1994 include a charge of $1,366,000 for litigation and related settlement expenses in connection with the Company's litigation and arbitration with Softimage.
(7) The results of operations for fiscal 1996 includes a charge of $2,506,000 to operations for legal costs associated with defending the class action lawsuits. In fiscal 1997, an additional charge of $6,500,000 was recorded to accrue the anticipated costs of settling all three lawsuits under the agreement-in-principle. In fiscal 1998, the Company reversed $405,000 of this accrual to adjust previously estimated amounts to the actual costs incurred. See Note 5 of Notes to the Company's Consolidated Financial Statements.
(8) In the fourth quarter of fiscal 1998, the Company realized a gain of $2,500,000 upon the sale of its investment in the preferred shares of Essential Communications Corporation. See Note 16 of Notes to the Company's Consolidated Financial Statements.
(9) In the fourth quarter of fiscal 1998, the Company incurred costs associated with the terminated merger transaction with MGI Software Corp. See Note 17 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

  The success of Discreet is subject to a number of risks and uncertainties, including, without limitation, Discreet's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for Discreet's systems; the ability of Discreet to expand its current market to include additional applications and develop new products for related markets; the risk that as Discreet enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in Discreet's current markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that the products and technologies acquired by Discreet through acquisitions will not be successful, achieve market acceptance or be successfully integrated with Discreet's existing products and business; the risk of quarterly fluctuations in Discreet's operating results; the risk of Discreet's reliance on SGI for the workstations included in Discreet's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting Discreet's products to future SGI products; the risk that Discreet derives a significant portion of its revenues from foreign sales; Discreet's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property; the risk that Discreet's direct sales efforts may compete with those of its indirect channels; the risk of Discreet's reliance on SGI as the sole source for video input/output cards used in Discreet's systems; Discreet's dependence on key management and technical employees; market price fluctuations due to quarter-to-quarter variations in Discreet's operating results, announcements of technological innovations or new products by Discreet or its competitors and the historical fluctuations in market prices of technology companies generally; and other risks detailed from time to time in Discreet's filings with the SEC, including this Form 10-K.

OVERVIEW

 General

  Discreet develops, assembles, markets and supports non-linear, on-line digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. Discreet's systems and software are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting as well as Web design. Discreet's revenues consist of product revenues (including licensing of its software, sales of Discreet's proprietary hardware, and resale of third party hardware) and revenues from maintenance and other services (including consulting and training). Effective January 1, 1998, Discreet has recognized revenue in accordance with Statement of Position (SOP) 97-2, entitled "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. The adoption of SOP 97-2 has not had a material impact on revenue recognition.

 Proposed Transaction with Autodesk

  On August 20, 1998, the Company announced that it has entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). The combination is intended to create the premier total solutions provider of digital content design, creation, and manipulation tools for the creation of moving images. The proposed merger transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including regulatory approvals and approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

 Private Placement of Shares to Intel Corporation

  On March 4, 1998, Discreet completed a private placement sale to Intel Corporation of 645,000 Discreet Common Shares for proceeds to Discreet of approximately $13,527,000, net of issuance costs.

 Legal Proceedings

  On May 29, 1996, June 13, 1996 and April 29, 1997 certain of Discreet's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against Discreet and certain of its officers and directors, among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, Discreet contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  On June 2, 1998, Discreet was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that Discreet breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, Discreet filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. Discreet intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this point.

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

 Recent Acquisitions

  On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among Discreet, D-Vision, the former stockholders of D-Vision and certain other individuals. As a result of the D-Vision acquisition, Discreet acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Common Shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998, pending satisfactory resolution of a dispute regarding an indemnification claim against such escrow, and (ii) the resolution of any indemnification claims made by Discreet pursuant to the Stock Purchase Agreement. The D-Vision acquisition was accounted for as a purchase. The cash used by Discreet to fund the acquisition was derived primarily from cash flow from operations. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet incurred a one-time charge against earnings in the amount of $21,000,000 ($0.72 per share), in the quarter ending September 30, 1997, based on an independent appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The Lightscape Merger has been accounted for as a purchase. A substantial portion of the purchase price and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet incurred a one-time charge against earnings in the amount of $5,800,000 ($0.20 per share), based on an independent appraisal, in the quarter ended December 31, 1997 and approximately $1,087,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet and Lightscape.

 Restructurings

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, Discreet incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. In response to the financial results and other developments facing the business, Discreet developed a restructuring plan during the fourth fiscal quarter of 1996. Discreet began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997. During the fourth fiscal quarter of 1998, Discreet revised its estimates of remaining costs to be incurred and reversed approximately $2,333,000 of reserves no longer considered to be necessary. Discreet still has approximately $775,000 in restructuring reserves primarily for the estimated cost of terminating leases, and the legal and taxation winding down of several subsidiaries.

  Discreet also recorded an unrelated restructuring charge in the fourth fiscal quarter of 1998 in the amount of $829,000 for the estimated costs of closing its U.K. research and development facility. As of June 30, 1998, the closure was substantially complete and Discreet still has approximately $50,000 in restructuring reserves primarily for the estimated cost of professional fees associated with the winding down of this subsidiary. See
Note 19 of Notes to Discreet's Consolidated Financial Statements.

 Change in Fiscal Year

  On January 9, 1997, the Board of Directors approved the change of Discreet's fiscal year end from July 31 to June 30. This change was effective beginning with Discreet's second fiscal quarter of 1997. The consolidated financial statements are presented for the year ended June 30, 1998, the eleven-month period ended June 30, 1997 and the year ended July 31, 1996. Discreet prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the 1996 fiscal year's results to reflect a June 30 fiscal year end. Consequently, the results for the twelve-month period ended June 30, 1998 are not directly comparable with those for the eleven-month period ended June 30, 1997, or the twelve-month period ended July 31, 1996.

 Year 2000

  Discreet has made preliminary assessments of its products and information systems and has determined that they are Year 2000 compliant, or that only a limited effort will be required to achieve compliance. Discreet is currently proceeding with detailed reviews of every application used. It is expected that some will have to be upgraded to Year 2000 compliant applications. Some Discreet products run on platforms, or work with peripherals that are currently not Year 2000 compliant. Accordingly, it is expected that some customers may experience some difficulties related to non Discreet products, which may affect the performance of Discreet products and, therefore, lead to an unusually high number of calls to Discreet's technical support department. Discreet anticipates that the costs related to the detailed assessments, application upgrades, and responding to the increased volume of support calls will not be material to its results of operations, liquidity and capital resources. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that the potential problems described above, related to the platforms and peripherals on and with which Discreet's products operate, will be resolved in a timely manner, and that Discreet will not experience significant costs or delays in developing versions of its products that are compatible with Year 2000 compliant versions of these platforms and peripherals.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                         YEAR      ELEVEN MONTHS      YEAR
                                    ENDED JULY 31,     ENDED     ENDED JUNE 30,
                                         1996      JUNE 30, 1997      1998
                                    -------------- ------------- --------------
   Total revenues.................       100 %          100 %         100 %
   Cost of revenues...............        59             47            41
                                         ---            ---           ---
         Gross profit.............        41             53            59
                                         ---            ---           ---
   Operating expenses:
       Research and development...        20             10            10
       Sales and marketing........        31             23            23
       General and
        administrative............        13              6             5
       Gain on sale of
        investment................       --             --             (2)
       Costs related to terminated
        transaction...............       --             --              1
       Write-off of purchased
        research and development..        10             10            18
       Restructuring expense......        18            --             (1)
       Litigation and related
        settlement expense........         3              6             0
                                         ---            ---           ---
         Total operating
          expenses................        95             55            54
                                         ---            ---           ---
         Operating income (loss)..       (54)            (2)            5
   Other income (expense).........         3              1             2
                                         ---            ---           ---
   Income (loss) before income
    taxes.........................       (51)            (1)            7
   Provision for income taxes.....         2              6             7
                                         ---            ---           ---
         Net loss.................       (53)%           (7)%          (0)%
                                         ===            ===           ===

 TWELVE MONTHS ENDED JUNE 30, 1998 AND ELEVEN MONTHS ENDED JUNE 30, 1997

  As discussed above, it is not practicable to recast prior quarterly results to reflect new fiscal periodic reporting resulting from Discreet's previously announced change in fiscal year end. Therefore, the results for the twelve-month period ended June 30, 1998 are not directly comparable to the results of the eleven-month period ended June 30, 1997.

  Total Revenues. Discreet's revenues consist of product revenues (including licensing of its software, sales of Discreet's proprietary hardware, and resale of third party hardware) and, to a lesser extent, revenues from maintenance and other services (including consulting and training). Effective January 1, 1998, Discreet has recognized revenue in accordance with Statement of Position (SOP) 97-2, entitled Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The implementation of this new standard did not have a material impact on the consolidated results of operations. See Note 2(c) of Notes to Discreet's Consolidated Financial Statements.

  Total revenues were $151,558,000 and $101,924,000 for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The increase in total revenues is primarily due to:
(1) increased penetration of inferno*; (2) increased penetration of flame* due in part to the introduction of flame* on the SGI Octane platform resulting in a significantly reduced system cost to customers; (3) the introduction of smoke*; (4) the introduction of the New Media Software products acquired through the Denim, D-Vision, and Lightscape acquisitions; and (5) the additional month in the fiscal 1998 period. These increases were partially offset by a decrease in revenues from Discreet's Broadcast Production products.

  Revenues from customers outside of North America were $80,691,000 (53% of total revenues) and $58,171,000 (57% of total revenues) for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. Revenues from customers outside North America increased due to the increased penetration of Discreet's products in Discreet's European and Asian markets as well as the additional month in the fiscal 1998 period. Discreet expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should, as a percentage of total revenues, increase slightly from current levels.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by SGI), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $62,033,000 (41% of total revenues) and $47,571,000 (47% of total revenues) for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The decrease in cost of revenues, as a percentage of total revenues, was primarily due to: (1) an increase in sales to Discreet's indirect channel partners, whose purchases from Discreet are predominantly software only and software and storage media bundles since these indirect channel partners are themselves hardware resellers; (2) porting certain of Discreet's software products to recently available, lower priced workstations, resulting in a lower cost to Discreet for the hardware component of system sales; and (3) the increased penetration of Discreet's products in the Asian market where customers typically purchase from Discreet only software or software and storage media bundles. The decrease in cost of revenues, as a percentage of total revenues, is also attributable to lower margins realized on systems sold in the three-month period ended October 31, 1996 under an aggressive sales program, including product discounts, designed to reduce the inventory on hand at the end of the fourth fiscal quarter of 1996. Discreet expects that cost of revenues, as a percentage of total revenues, should decrease slightly from its current levels. However, cost of revenues remains difficult to predict and is subject to fluctuations due to a number of factors including product and product configuration mix and the proportion of direct and indirect sales.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $14,847,000 (10% of total revenues) and $9,708,000 (10% of total revenues) for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The increase in research and development expenses was primarily due to: (1) an increase in the number of software engineers (including the engineers joining Discreet as a result of the Denim, D-Vision and Lightscape Acquisitions) to develop and enhance Discreet's existing and newly acquired products and to develop new products, (2) an increase in depreciation charges on the additional research and development equipment required for the additional personnel, and (3) the additional month in the fiscal 1998 period. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. Discreet has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. Discreet expects that research and development expenses will increase from current levels. Should revenues increase, Discreet expects that research and development expenses, as a percentage of total revenues, should remain approximately the same as current levels.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to Discreet's sales and marketing personnel, tradeshow expenses, and dealer commissions. Sales and marketing expenses were $34,321,000 (23% of total revenues) and $23,206,000 (23% of total revenues) for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The increase in sales and marketing expenses, was primarily due to: (1) the continued expansion of Discreet's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, (2) an increase in tradeshow activities, (3) the launch of a corporate branding initiative in the fourth fiscal quarter of 1998, and (4) the additional month in the fiscal 1998 period. Discreet expects that sales and marketing expenses will increase from their current levels. Should revenues increase, Discreet expects that sales and marketing expenses, as a percentage of total revenues, should remain approximately the same as current levels.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of Discreet and reserves for doubtful accounts receivable. General and administrative expenses were $8,077,000 (5% of total revenues) and $6,396,000 (6% of total revenues) for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The increase in general and administrative expenses is explained by an increase in personnel, as well as the additional month in the fiscal 1998 period. Discreet expects that general and administrative expenses will increase from their current levels. Should revenues increase, Discreet expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as current levels.

  Gain on Sale of Investment. In the fourth fiscal quarter of 1998, Essential Communications Corporation, a company in which Discreet held a minority interest investment of preferred shares, was sold. As a result of this sale, Discreet received proceeds of $2,500,000 in exchange for the preferred shares held by it. Previously, in fiscal 1996, Discreet had taken a charge to operations due to the uncertainty regarding the realizability of this investment. Upon receipt of the proceeds, Discreet realized a gain of $2,500,000.

  Costs related to Terminated Transaction. In the fourth fiscal quarter of 1998, Discreet incurred $1,713,000 of costs related to the terminated agreement to acquire MGI Software Corp.

  Restructuring expense. In the fourth fiscal quarter of 1998, Discreet reversed $2,333,000 of restructuring reserves. These reserves were considered to no longer be necessary when the costs estimated to complete the restructuring plan were reviewed. This reversal was offset by an additional accrual of $829,000 to accrue the cost of closing Discreet's U.K. research and development facility. The closure of this facility substantially was completed by June 30, 1998. See Note 19 of Notes to Discreet's Consolidated Financial Statements.

  Charge for Purchased Research and Development. In connection with the Lightscape acquisition, Discreet expensed $5,800,000, based on an independent appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended December 31, 1997. In connection with the D-Vision acquisition, Discreet expensed $21,000,000, based on an independent appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended September 30, 1997. See Note 15 of Notes to Discreet's Consolidated Financial Statements.

  Litigation and Related Settlement Expenses. In the third fiscal quarter of 1998, Discreet reversed $405,000 of litigation and related settlement expenses in order to adjust previously estimated legal costs to the actual amount of costs incurred to settle the class action litigations. See Note 5 of Notes to Discreet's Consolidated Financial Statements.

  Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation resulted in gains of $1,083,000 and losses of $188,000 for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. These gains and losses are primarily the result of Discreet and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision for Income Taxes. Discreet's provision for income taxes was $10,854,000 and $6,489,000 for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The effective tax rate for the twelve-month period ended June 30, 1998 differed from the statutory rate primarily as a result of Discreet recording charges for purchased in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The effective tax rate for the eleven-month period ended June 30, 1997 differed from the statutory rate primarily as a result of Discreet not recording benefits related to losses, and charges for purchased in-process research and development and the settlement of the class action litigation, where the realization of the benefits were uncertain. Discreet has foreign net operating loss carry forwards of approximately $13,841,000 which may be available to reduce future income tax liabilities.

 ELEVEN MONTHS ENDED JUNE 30, 1997 AND TWELVE MONTHS ENDED JULY 31, 1996

  As discussed above, it is not practicable to recast prior quarterly results to reflect new fiscal periodic reporting resulting from Discreet's previously announced change in fiscal year end. Therefore, the results for the eleven-month period ended June 30, 1997, are not directly comparable to the results of the twelve-month period ended July 31, 1996.

  Total Revenues. Total revenues were $101,924,000 and $83,997,000 for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Despite the fact that fiscal 1997 was an eleven-month period, total revenues increased in fiscal 1997 over total revenues for fiscal 1996 due to new product offerings during the year, namely FIRE and FLINT RT, as well as wider acceptance of Discreet's premier resolution-independent effects system, INFERNO, and a growing installed base. Revenues from FLAME systems, including software and hardware, were $26,159,000 (26% of total revenues) and $44,745,000 (53% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decline in FLAME revenues, both in amount and as a percentage of total revenues, was primarily a result of an aggressive program in the three months ended October 31, 1996 which included significant discounting designed to reduce inventory on hand at the end of fiscal 1996, and the wider acceptance of Discreet's premier resolution-independent effects system, INFERNO, which began to ship commercially in October 1995. Revenues from INFERNO systems, including software and hardware, were $16,161,000 (16% of total revenues) and $8,887,000 (11% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decline in FLAME revenues was also offset by an increase in FLINT revenues due to the initial commercial shipment of FLINT RT. Revenues from FLINT (including FLINT RT) systems, including software and hardware, were $17,263,000 (17% of total revenues) and $14,068,000 (17% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Revenues from FIRE systems, including software and hardware, were $26,482,000 (26% of total revenues) during the eleven-month period ended June 30, 1997, the first period it was commercially available. Revenues from VAPOUR and FROST systems, including software and hardware, were $2,253,000 (2% of total revenues) and $4,784,000 (6% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Due to the high average sales price, the timing of purchase orders and the lengthy sales cycle of VAPOUR and FROST systems, a limited number of sales of these systems could account for a significant amount of revenues. The decline in VAPOUR and FROST revenues is attributable to the fact that the 1996 revenues include the sale of several large systems.

  Software-only revenues were $7,495,000 (7% of total revenues) and $4,564,000 (5% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Hardware-only revenues, consisting primarily of the sale of disk arrays and other peripherals, were $6,639,000 (7% of total revenues) and $4,938,000 (6% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. System revenues, which include software and hardware, were $74,183,000 (73% of total revenues) and $63,183,000 (75% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The fluctuations in software-only, hardware-only and system revenues are primarily due to the high average sales price of Discreet's products, such that a limited number of sales can account for a substantial portion of total revenues. The increase in software-only revenues as a percentage of total revenues resulted from more revenues in fiscal 1997 being derived from Discreet's indirect sales channel which primarily purchases only software from Discreet.

  Maintenance revenues were $9,728,000 (10% of total revenues) and $6,483,000 (8% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Maintenance revenues increased due to the increased installed base of Discreet's FLAME, INFERNO and FLINT systems as well as the development of an installed base for Discreet's FIRE systems. Other revenues were $3,878,000 (4% of total revenues) and $4,829,000 (6% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Other revenues for all periods consisted primarily of rentals, systems integration, and training services provided to customers. Other revenues decreased in the eleven-month period ended June 30, 1997 as compared to the twelve-month period ended July 31, 1996, due to the decrease in rentals of Discreet's FLAME systems.

  Revenues from customers outside of North America were $58,171,000 (57% of total revenues) and $47,711,000 (57% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. Discreet is continuing to develop its direct and indirect distribution channels in North America, Asia and Europe. Discreet expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and, as a percentage of total revenues, remain approximately the same.

  Cost of Revenues. Cost of revenues was $47,571,000 (47% of total revenues) and $49,333,000 (59% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in cost of revenues as a percentage of total revenues was a result of the following factors: (1) Discreet's growing penetration into the Asian market where customers typically purchase only software or software and storage media bundles, (2) the SGI workstation component of cost of revenues declined as Discreet's installed base purchased additional software and storage media to add on to existing workstations, and (3) provisions to write inventories down to their net realizable values were lower for the eleven-month period ended June 30, 1997 as compared to the twelve-month period ended July 31, 1996.

  Research and Development. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $9,708,000 (10% of total revenues) and $16,902,000 (20% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in research and development expenses, after deducting tax credits, was a result of the following factors: (1) the provision, in the amount of $2,500,000, recorded during the quarter ended April 30, 1996, to reflect the uncertainty regarding the realizability of Discreet's investment in the preferred shares of Essential Communications Corporation and (2) the implementation of Discreet's restructuring plan which included the reduction of personnel, closure of certain research and development offices, and consolidation of software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the eleven-month period ended June 30, 1997. See Note 19 to Notes to Discreet's Consolidated Financial Statements. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. Discreet has not capitalized any software development costs to date. See Note 2(e) of Notes to Discreet's consolidated financial statements. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues.

  Sales and Marketing. Sales and marketing expenses were $23,206,000 (23% of total revenues) and $26,088,000 (31% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in sales and marketing expenses resulted primarily from the implementation of Discreet's restructuring plan, which included a reduction of personnel and the closure of the Florida sales office and the relocation of the New York demonstration center during the fourth fiscal quarter of 1996. These decreases were partially offset by the continued expansion of Discreet's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries.

  General and Administrative. General and administrative expenses were $6,396,000 (6% of total revenues) and $10,582,000 (13% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in general and administrative expenses resulted primarily from the implementation of Discreet's restructuring plan which included a reduction of administrative personnel as well as the closure of administrative offices in Cambridge, Massachusetts. Additionally, in fiscal 1996, Discreet provided approximately $3,300,000 in reserves for potentially uncollectible accounts receivable and provided $830,000 to reflect certain recourse provisions associated with third party financing arrangements, and reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the value expected to be realized upon sale.

  Charge for Purchased Research and Development. In connection with the acquisition of substantially all of the assets of Denim Software L.L.C., Discreet expensed $9,800,000 (10% of total revenues) of in-process research and development, that had not yet reached technical feasibility and had no alternative use, during the eleven-month period ended June 30, 1997. During fiscal 1996, in connection with the COSS/IMP acquisition, Discreet expensed $8,500,000 (10% of total revenues) of in-process research and development. See
Note 15 of Notes to Discreet's Consolidated Financial Statements.

  Restructuring Expense. In the fourth quarter of fiscal 1996, Discreet recorded a restructuring expense of $15,000,000 (18% of total fiscal 1996 revenues). The focus of Discreet's restructuring plan was to solidify its senior management team, reduce operating expenses through workforce reductions and office closings, consolidate software research and development activities in Montreal, discontinue certain product lines, and restructure its sales force to emphasize indirect sales channels. While Discreet began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997, as of June 30, 1997, Discreet had $4,272,000 in restructuring reserves primarily for the estimated cost of terminating leases, resolving outstanding severance issues, and the legal and taxation winding down of several subsidiaries. See Note 19 of Notes to Discreet's Consolidated Financial Statements.

  Litigation and Settlement. In August 1997, Discreet announced an agreement-in-principle to settle all three of the class action shareholder lawsuits outstanding against it for $10,800,000. In the fiscal year ended July 31, 1996, Discreet had provided a $2,506,000 (3% of total revenues) litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven-month period ended June 30, 1997, Discreet recorded a provision of $6,500,000 (6% of total revenues) to accrue the additional estimated settlement costs to be borne by Discreet. See Note 5 of Notes to Discreet's Consolidated Financial Statements.

  Other Income (Expense). Foreign currency translation losses were $188,000 during the eleven-month period ended June 30, 1997 compared to gains of $179,000 during the year ended July 31, 1996.

  Provision for Income Taxes. Discreet's provision for income taxes was approximately $6,489,000 and $1,435,000 for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The provision for all periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for these periods resulted from taxable earnings in jurisdictions where Discreet did not have available tax loss carryforwards partially offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. In both fiscal years, Discreet recorded charges for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges. In addition, in fiscal 1997, Discreet recorded a provision for estimated litigation settlement costs for which no tax benefit was recorded because of the uncertainty of realizing any tax benefit associated with this charge.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth certain quarterly financial data for each of the eight most recent quarters in the period ended June 30, 1998, together with such data as a percentage of total revenues. The quarterly information presented is unaudited. In the opinion of management, the unaudited quarterly information has been prepared on the same basis as the annual audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                     TWO
                         QUARTER   MONTHS                     QUARTERS ENDED
                          ENDED     ENDED   ----------------------------------------------------------
                          OCT.      DEC.                                     DEC.     MARCH     JUNE
                           31,       31,    MAR. 31,  JUNE 30,    SEPT.       31,      31,       30,
                          1996      1996      1997      1997     30, 1997    1997     1998      1998
                         -------   -------  --------  --------   --------   -------  -------   -------
                                                   (IN THOUSANDS)
Total revenues.......... $23,263   $16,833  $27,044   $ 34,784   $ 38,405   $37,268  $35,712   $40,173
Cost of revenues........  12,287     8,003   11,255     16,026     17,280    13,548   14,191    17,015
                         -------   -------  -------   --------   --------   -------  -------   -------
    Gross profit........  10,976     8,830   15,789     18,758     21,125    23,720   21,521    23,158
                         -------   -------  -------   --------   --------   -------  -------   -------
Operating expenses:
  Research and
   development..........   2,678     1,575    2,746      2,709      3,512     3,901    4,032     3,402
  Sales and marketing...   6,017     4,610    6,534      6,045      7,433     8,407    8,610     9,870
  General and
   administrative.......   1,516     1,189    1,842      1,849      1,884     2,012    2,137     2,044
  Gain on sale of
   investment...........     --        --       --         --         --        --       --     (2,500)
  Costs related to
   terminated
   transaction..........     --        --       --         --         --        --       --      1,713
  Write-off of purchased
   research and
   development..........     --        --       --       9,800     21,000     5,800      --        --
  Restructuring expense.     --        --       --         --         --        --       --     (1,504)
  Litigation and related
   settlement expenses..     --        --       --       6,500        --        --      (405)      --
                         -------   -------  -------   --------   --------   -------  -------   -------
    Total operating
     expenses...........  10,211     7,374   11,122     26,903     33,829    20,120   14,374    13,025
                         -------   -------  -------   --------   --------   -------  -------   -------
    Operating income
     (loss).............     765     1,456    4,667     (8,145)   (12,704)    3,600    7,147    10,133
Total other income
 (expense)..............    (925)    1,819       46         51        377       287     (205)    1,608
                         -------   -------  -------   --------   --------   -------  -------   -------
Income (loss) before
 income taxes...........    (160)    3,275    4,713     (8,094)   (12,327)    3,887    6,942    11,741
Provision for income
 taxes..................     652     1,310    1,674      2,853      2,775     3,097    1,739     3,243
                         -------   -------  -------   --------   --------   -------  -------   -------
    Net income (loss)... $  (812)  $ 1,965  $ 3,039   $(10,947)  $(15,102)  $   790  $ 5,203   $ 8,498
                         =======   =======  =======   ========   ========   =======  =======   =======
Total revenues..........     100 %     100%     100%       100 %      100 %     100%     100 %     100 %
Cost of revenues........      53        48       42         46         45        36       40        42
                         -------   -------  -------   --------   --------   -------  -------   -------
   Gross profit.........      47        52       58         54         55        64       60        58
                         -------   -------  -------   --------   --------   -------  -------   -------
Operating expenses:
  Research and
   development..........      12         9       10          8          9        10       11         9
  Sales and marketing...      26        27       24         17         19        23       24        25
  General and
   administrative.......       6         7        7          5          5         5        6         5
  Gain on sale of
   investment...........     --        --       --         --         --        --       --         (6)
  Costs related to
   terminated
   transaction..........     --        --       --         --         --        --       --          4
  Write-off of purchased
   research and
   development..........     --        --       --          28         55        16      --        --
  Restructuring expense.     --        --       --         --         --        --       --         (4)
  Litigation and related
   settlement expenses..     --        --       --          19        --        --        (1)      --
                         -------   -------  -------   --------   --------   -------  -------   -------
   Total operating
    expenses............      44        43       41         77         88        54       40        33
                         -------   -------  -------   --------   --------   -------  -------   -------
   Operating income
    (loss)..............       3         9       17        (23)       (33)       10       20        25
Total other income
 (expense)..............      (4)       11      --         --           1       --        (1)        4
                         -------   -------  -------   --------   --------   -------  -------   -------
Income (loss) before
 income taxes...........      (1)       20       17        (23)       (32)       10       19        29
Provision for income
 taxes..................       3         8        6          8          7         8        5         8
                         -------   -------  -------   --------   --------   -------  -------   -------
   Net income (loss)....      (4)%      12%      11%       (31)%      (39)%       2%      14 %      21 %
                         =======   =======  =======   ========   ========   =======  =======   =======

  Discreet believes that its operating results could vary significantly from quarter to quarter. A limited number of systems sales may account for a substantial percentage of Discreet's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Historically, Discreet has generally experienced greater revenues during the period following the completion of the annual conference of the NAB, which is typically held in April. Discreet's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, Discreet's operating results are likely to be adversely affected as was the case for the three-month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes to customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because Discreet's operating expenses are based on anticipated revenue levels and a high percentage of Discreet's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. There can be no assurance that Discreet will be successful in maintaining or improving its profitability or avoiding losses in any future period. Discreet believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

  Discreet has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, and the receipt of research and development tax credits from the Canadian federal government and the Quebec government. As of June 30, 1998, Discreet had cash of approximately $43,746,000. During fiscal 1998, Discreet amended its revolving demand line of credit with its bank. The new agreement provides for a revolving demand line of credit under which it may borrow up to Cdn$7,000,000 (approximately $4,773,000 at June 30, 1998). Advances under the line accrue interest monthly at the Canadian prime rate (6.50% at June 30, 1998) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $409,000 at June 30, 1998) demand leasing facility, and a Cdn$600,000 (approximately $409,000 at June 30, 1998) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.50% at June 30, 1998) plus 1%. The line and facilities are secured by essentially all of Discreet's North American assets. As additional security, Discreet assigned to the bank its insurance on these assets. Discreet is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to assets ratios. As of June 30, 1998, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to Discreet under the line of credit was reduced by the letter of guarantee discussed below.

  During the year, Discreet's Japanese subsidiary entered into a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate (approximately 2.1% at June 30, 1998) and are secured by a letter of guarantee, in the amount of $3,000,000, issued by Discreet in favour of the subsidiary's bank. As of June 30, 1998, the subsidiary had borrowed (Yen)376,824,000 (approximately $2,725,000 at June 30,
1998).

  Discreet's operating activities, including research and development tax credits, provided cash of $17,107,000, $26,012,000 and used cash of $24,425,000, in the fiscal year ended June 30, 1998, and in the eleven-month period ended June 30, 1997, and the fiscal year ended July 31, 1996, respectively. The principal sources of cash in the twelve-month period ended June 30, 1998 were cash generated from operations, the decreases in inventory and in income taxes receivable, and the increase in income taxes payable, offset by an increase in accounts receivable, decreases in accounts payable and accrued expenses, deferred revenue, and customer deposits, and the disbursement of funds used to settle the class action litigation. Accounts receivable increased during fiscal 1998 as a result of Discreet experiencing a level of revenues greater than in the fourth fiscal quarter of 1997 and the timing of those revenues being close to the end of the year. Inventory decreased during fiscal 1998, as a result of close monitoring of inventory throughout the year and the migration of some of Discreet's products to hardware platforms that cost less than previous generations. Accrued expenses decreased due to the settlement of the class action litigation and the reduction of the accrued restructuring reserve. (See Note 19 of Notes to Discreet's Consolidated Financial Statements). The primary sources of cash in fiscal 1997 were cash generated from operations, reductions in inventory and income taxes receivable, and increases in accounts payable, accrued expenses, deferred revenue, income taxes payable, offset by uses of cash including the increase in accounts receivable and the reduction of customer deposits. The primary sources of cash in fiscal 1996 were the increases in accrued expenses, deferred revenue and customer deposits, offset by decreases in cash including the increases in accounts receivable, inventory, income taxes receivable and other current assets and the reductions of accounts payable and income taxes payable.

  Discreet's investing activities used cash of $16,526,000, $17,867,000 and $24,223,000 in the twelve-month period ended June 30, 1998, the eleven-month period ended June 30, 1997, and the fiscal year ended July 31, 1996, respectively. The principal uses of cash in fiscal 1998 were the acquisition of D-Vision and the purchase of computer equipment and software, general office equipment, leasehold improvements and furniture and fixtures used in the operation of Discreet's business, offset by the receipt of the proceeds of sale of the Montreal building and the investment in Essential Communications Corporation. The principal uses of cash in fiscal 1997 were the acquisition of Denim, and the purchase of computer equipment and software, general office equipment, leasehold improvements and furniture and fixtures used in the operation of Discreet's business. In fiscal 1996, the principal uses of cash were the acquisition of COSS/IMP, the purchase of the preferred shares of Essential Communications Corporation, the purchase of land and an office building in London, England, the purchase of land and an office building in Montreal, Quebec, and the purchase of computer equipment and software, general office equipment, leasehold improvements, and furniture and fixtures used in the operation of Discreet's business.

  Financing activities provided cash of $15,188,000, $1,479,000 and $30,310,000 during the fiscal year ended June 30, 1998, the eleven-month period ended June 30, 1997, and the fiscal year ended July 31, 1996, respectively. In all three periods, cash was provided from common stock option exercises and the issuance of shares under the 1995 Employee Stock Purchase Plan. In fiscal 1998, Discreet issued 645,000 Discreet Common Shares under a private placement sale to Intel Corporation for proceeds of approximately $13,527,000, net of issuance costs. In fiscal 1996, cash was provided primarily from proceeds from the issuance of approximately 971,000 common shares in a secondary public offering which was completed in December 1995, proceeds from the repayment of subscriptions receivable, and proceeds from common stock option exercises less payment of capital lease obligations.

  Discreet incurred $9,502,000, $6,265,000 and $15,871,000 of capital expenditures during the fiscal year ended June 30, 1998, the eleven-month period ended June 30, 1997, and the fiscal year ended July 31, 1996, respectively, consisting primarily of computer equipment, software and general office equipment and leasehold improvements. In the fiscal year ended July 31, 1996, Discreet purchased an office building and related land in London, England. Discreet incurred (Pounds)1,034,000 (or approximately $1,663,000), and (Pounds)715,000 (or approximately $1,114,000) in capital expenditures during the fiscal years ended June 30, 1997 and July 31, 1996, respectively, for the refitting of the London property. In fiscal 1996, Discreet also purchased an office building in Montreal, Quebec. The carrying values of the Montreal building and the London building were written down to their estimated fair market values and the buildings were classified as assets held for sale in fiscal 1996. In September 1997, Discreet sold the Montreal office building for proceeds of $818,000.

  As of June 30, 1998, Discreet did not have any material commitments for capital expenditures.

  During the year, Discreet concluded a financing arrangement in relation to the Lightscape Acquisition with the Societe de Developpement Industriel du Quebec, an agency of the Quebec provincial government. This agreement provides for an interest free (until July 2004) loan in the amount of Cdn $2,800,000 (approximately $1,909,000 at June 30, 1998). The funds were received in July 1998 and are repayable in four annual installments of Cdn $600,000 (approximately $409,000 at June 30, 1998) commencing in July 2004, and a final installment of Cdn $400,000 (approximately $273,000 at June 30, 1998) in July 2008. The loan is subject to standard covenants for these arrangements, including covenants that may require early repayment of the loan.

  Discreet has never declared or paid cash dividends on its Common Shares and does not anticipate paying any cash dividends on its Common Shares in the forseeable future. In the event cash dividends are declared or paid, Discreet anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Act prohibits Discreet from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At June 30, 1998, Discreet could not distribute any dividends.

  Subject to the factors discussed in "--Certain Factors That May Affect Future Results," Discreet believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by Discreet from time to time including statements in this Form 10-K which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the SEC. In particular, statements contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding Discreet's anticipated cost of revenues, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the portion of revenues from customers outside North America and statements regarding the adequacy of cash to meet cash operations and capital expenditures), as well as statements contained in "Business-- Background," "--Marketing and Sales," "--Research and Development," "-- Proprietary Rights," "--Manufacturing and Suppliers," "--Competition," "-- Employees" and "--Legal Proceedings" which are not historical facts, may constitute forward-looking statements. Discreet's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed immediately above and below under the heading "--Certain Factors That May Affect Future Results," and elsewhere in this Form 10-K, as well as from time to time in Discreet's other filings with the SEC.

  Discreet's future results are subject to substantial risks and uncertainties. Discreet's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for Discreet to achieve sustained growth, the market for Discreet's systems and software must continue to develop and Discreet must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that Discreet will be successful in marketing its existing or any new or enhanced products. In addition, as Discreet enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in Discreet's current markets and there can be no assurance that Discreet will be able to compete favorably. The markets in which Discreet competes are characterized by intense competition and many of Discreet's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Discreet. These companies may introduce additional products that are competitive with those of Discreet, and there can be no assurance that Discreet's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including Discreet's entry into new markets, may result in significant price erosion that could have a material adverse effect on Discreet's business and results of operations. Discreet has recently completed the purchase of certain products and technology through acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that Discreet will not incur disruptions and unexpected expenses in integrating the operations of the acquired businesses with those of Discreet.

  Discreet's flame*, effect*, inferno*, fire*, smoke* and frost* systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and Discreet may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting Discreet's products to future SGI products. Discreet derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes (including the recent currency volatility in Asia) and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. Discreet currently relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of Discreet's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on Discreet. Discreet receives letters from third parties, from time to time, inquiring about Discreet's products and discussing intellectual property matters, which Discreet reviews to determine the appropriate response, if any. For example, Discreet received a letter from Avid stating its belief that certain of Discreet's recently acquired D-Vision products practice inventions claimed in a patent on a media editing system. Discreet has responded to Avid's letter stating Discreet's belief that Discreet is not infringing any valid claim of Avid's patent. To Discreet's knowledge, Avid has not initiated any suit, action or other proceeding alleging any infringement by Discreet of such patent. Discreet currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as Discreet's direct sales efforts may compete with those of its indirect channels. Discreet currently relies on SGI as the sole source for video input/output cards used in Discreet's systems. An interruption of the supply or increase in the price of these components could have a material adverse effect on Discreet's business and results of operations. To date, Discreet has depended to a significant extent upon a number of key management and technical employees and Discreet's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on Discreet's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on Discreet's future international sales and consequently, on Discreet's business and results of operations.

  The market price of Discreet Common Shares could be subject to significant fluctuations in response to quarter-to-quarter variations in Discreet's operating results, announcements of technological innovations or new products by Discreet, its competitors or suppliers and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies and that have often been unrelated or disproportionate to the operational performance of these companies. These fluctuations, as well as general economic and market conditions, may materially and adversely affect the market price of Discreet Common Shares.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-28 and S-1 through S-2, respectively, of this Form 10-K.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the directors and the executive officers of Discreet, their ages, and the positions currently held by each such person with Discreet. Discreet Common Shares beneficially owned by each director, directly or indirectly, as of August 31, 1998, appears under the heading "Security Ownership of Certain Beneficial Owners and Management."

                  NAME                AGE               POSITION
                  ----                ---               --------
   Richard J. Szalwinski(1).........   47 President, Chief Executive Officer,
                                           Chairman of the Board of Directors
                                           and Director
   Francois Plamondon...............   40 Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary
   Winston Rodrigues................   56 Senior Vice President, Advanced
                                           Systems and Operations
   Gary G. Tregaskis................   39 Director
   Thomas Cantwell(1)(2)............   71 Director
   Brian P. Drummond(1)(2)..........   67 Director
   Perry M. Simon(1)................   43 Director
   Pierre Desjardins(2).............   56 Director

--------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

  RICHARD J. SZALWINSKI, a founder of Discreet, has served as a Director since May 1992 and as Chairman of the Board of Directors since March 1994. Mr. Szalwinski served as acting President and Chief Executive Officer from February 1996 and assumed that position officially in July 1996. From May 1992 to November 1994 Mr. Szalwinski served as Chief Executive Officer of Discreet and served as President of Discreet from May 1992 to March 1994. Prior to founding Discreet, he held several positions at Softimage Inc. from June 1988 to December 1991, most recently as a Director and Vice President of Sales. Mr. Szalwinski also serves as the Chairman of the Board of Directors of Behaviour Communications Inc., a public company.

  FRANCOIS PLAMONDON joined Discreet in July 1996 and, since August 1996, served as Executive Vice President, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Discreet. Prior to joining Discreet, Mr. Plamondon was a partner at Ernst & Young, Chartered Accountants, from December 1990 to July 1996.

  WINSTON RODRIGUES joined Discreet in October 1997 and currently serves as Senior Vice President, Advanced Systems and Operations. Prior to joining Discreet, Mr. Rodrigues was Vice President, Operations at Memotec Communications Inc., a communications and networking company, from 1995 to 1997. From 1994 to 1995, Mr. Rodrigues was a Vice-President at Circo Craft Co. Inc., a manufacturer of printed circuit boards; prior to that, he occupied various positions at IBM Canada Ltd., most recently as a product manager.

  GARY G. TREGASKIS has served as a Director of Discreet since July 1992. Mr. Tregaskis has been an independent consultant to Discreet since December 1995. Prior to that, Mr. Tregaskis served as Director of Advanced Products of Discreet from February 1994 to December 1995. He has also served as Director of Advanced Systems Division of Discreet from July 1992 to February 1994. Mr. Tregaskis was the principal designer and architect of flame*. Prior to joining Discreet, Mr. Tregaskis served as the Director of Research and

Development at D.A. Technology, an Australian software development corporation, from 1985 to June 1992. Mr. Tregaskis also serves as a Director of Behaviour Communications Inc., a public company.

  THOMAS CANTWELL has served as a Director of Discreet since September 1992. Dr. Cantwell has been an investor and venture capitalist since 1987. He has served as President of Technical Computer Graphics, a computer distributor and software development corporation, since November 1987. Dr. Cantwell also serves as a Director of Supreme Industries, Inc., a public company and as Chairman of the Board of Directors of Paradigm Entertainment Inc., a privately held developer of computer and video games.

  BRIAN P. DRUMMOND has served as a Director of Discreet since January 1996. Mr. Drummond has served as President of Brican Investments Ltd., a private holding company, since March 1979. Mr. Drummond was Vice Chairman and Director of Richardson Greenshields of Canada Limited, an investment dealer, from 1982 to June 1997. Mr. Drummond also serves as a Director of Atco Ltd. and Canadian Utilities Limited, both public companies.

  PERRY M. SIMON has served as a Director of Discreet since January 1996. Mr. Simon has been President, of Viacom Television for Viacom Entertainment, Viacom, Inc., a television and film developer and producer, since September 1993. Prior to that, Mr. Simon held several positions with NBC Entertainment, from 1985 to 1993, most recently as Executive Vice President-Prime-time Programs.

  PIERRE DESJARDINS has served as a Director of Discreet since January 1997. Mr. Desjardins has been Chairman, President and Chief Executive Officer of Total Containment, a manufacturer and distributor of underground systems and products for the conveyance and containment of fuels, since September 1996. Prior to that, Mr. Desjardins was President and Chief Executive Officer of Domtar Inc., a producer of paper, pulp and forest products, from September 1990 to October 1994. Mr. Desjardins also served as President of Labatt Breweries of Canada from 1988 to September 1990. Mr. Desjardins also serves as a Director of Canam Manac Group Inc., a public company and Uniselect, Inc., a public company.

  Discreet's executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified or until their earlier resignation or removal.

  Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Registrant's definitive proxy statement of the Registrant's 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION AND OTHER INFORMATION CONCERNING DIRECTORS AND OFFICERS

 Executive Compensation Summary

  The following table sets forth summary information concerning the compensation paid or earned for services rendered to Discreet in all capacities during the fiscal years ended July 31, 1996, June 30, 1997 and June 30, 1998 to (i) Discreet's current Chief Executive Officer; and (ii) each of the four most highly compensated executive officers of Discreet (other than the Chief Executive Officer) who earned more than $100,000 in salary and bonus in fiscal year 1998 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                   ------------
                                         ANNUAL COMPENSATION(1)
                                         -------------------------    OPTION
NAME AND PRINCIPAL POSITION(1)           YEAR  SALARY      BONUS    AWARDS (#)
------------------------------           ---- --------    -------- ------------
Richard J. Szalwinski................... 1998 $264,562    $ 81,355    75,000
 President, Chief Executive Officer,     1997 $192,724    $172,500   450,000
 Chairman of the Board of Directors and
  Director                               1996 $154,557         --        --
Francois Plamondon...................... 1998 $176,875    $ 60,138    50,000
 Executive Vice President,               1997 $133,833    $ 50,920       --
 Chief Financial Officer, Secretary and
  Treasurer                              1996      --          --    300,000
Winston Rodrigues(2).................... 1998 $ 84,923    $ 30,643    65,000
 Senior Vice President, Advanced Systems
  and Operations                         1997      --          --        --
                                         1996      --          --        --
Terrence Higgins(3)..................... 1998 $123,813         --     40,000
 Former Senior Vice President, Products  1997 $ 93,683    $ 25,550       --
                                         1996 $121,549         --     40,000
Graham Sharp............................ 1998 $176,881(4)      --        --
 Former Senior Vice President,           1997 $183,337(5) $ 25,000   300,000
 Sales and Marketing                     1996 $ 98,572(6)      --     10,000

--------
(1) 1997 amounts represent salary and bonus actually paid or earned during the eleven month period ended June 30, 1997.

(2) Mr. Rodrigues joined Discreet in October 1997. This amount includes his salary for the nine months of fiscal 1998 during which he was employed by Discreet.

(3) Mr. Higgins' employment with Discreet was terminated on July 2, 1998.

(4) This amount includes $60,000 of sales commissions earned by Mr. Sharp during fiscal 1998. Mr. Sharp's employment with Discreet was terminated on July 2, 1998.

(5) This amount includes $68,750 of sales commissions earned by Mr. Sharp during fiscal 1997.

(6) Mr. Sharp joined Discreet in January 1996. This amount includes his salary as well as $57,948 of sales commissions paid to Mr. Sharp for the seven months of fiscal 1996 during which he was employed by Discreet.

 Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made during the fiscal year ended June 30, 1998 to each of the Named Executive Officers:

                                     INDIVIDUAL GRANTS
                         -------------------------------------------
                                                                          POTENTIAL
                                                                     REALIZABLE VALUE AT
                                     % OF TOTAL                        ASSUMED ANNUAL
                          NUMBER OF   OPTIONS                          RATES OF STOCK
                         SECURITIES  GRANTED TO                      PRICE APPRECIATION
                         UNDERLYING  EMPLOYEES                         FOR OPTION TERM
                           OPTIONS   IN FISCAL    PRICE   EXPIRATION -------------------
NAME                     GRANTED (#)  YEAR (1)  ($/SHARE)    DATE     5% ($)   10% ($)
----                     ----------- ---------- --------  ---------- -------- ----------
Richard J. Szalwinski...   75,000       8.32%    $15.75    11/20/07  $742,881 $1,882,608
Terrence Higgins(2).....   40,000       4.44%    $24.25    08/11/07  $610,027 $1,545,930
Francois Plamondon(3)...   50,000       5.54%    $24.25    08/11/07  $762,534 $1,932,413
Graham Sharp............      --         --         --          --        --         --
Winston Rodrigues(4)....   45,000       4.99%    $21.00    10/30/07  $594,305 $1,506,086
                           20,000       2.22%    $22.63    03/02/08  $284,575 $  721,168

--------
(1) Percentages are based upon a total of 901,771 options granted to employees in the fiscal year ended June 30, 1998.

(2) On July 2, 1998, Mr. Higgins' employment with Discreet was terminated and, as a result, on that same day, the option to purchase 40,000 Discreet Common Shares which was granted on August 11, 1997 was cancelled.

(3) On August 5, 1998, Mr. Plamondon was granted an option to purchase 60,000 Discreet Common Shares, at an exercise price per share of $11.00.

(4) On August 5, 1998, Mr. Rodrigues was granted an option to purchase 60,000 Discreet Common Shares, at an exercise price per share of $11.00.

 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

  The following table sets forth, for each of the Named Executive Officers, information with respect to the exercise of stock options during the year ended June 30, 1998 and the year-end value of unexercised options:

                           SHARES                                                 VALUE OF UNEXERCISED IN-
                         ACQUIRED ON                    NUMBER OF UNEXERCISED    THE-MONEY OPTIONS AT YEAR-
                          EXERCISE        VALUE          OPTIONS AT YEAR-END               END(2)
NAME                         (#)     REALIZED ($)(1) (EXERCISABLE/UNEXERCISABLE) (EXERCISABLE/UNEXERCISABLE)
----                     ----------- --------------- --------------------------- ---------------------------
Richard J. Szalwinski...      --            --                  0/525,000                   --/$2,517,165
Terrence Higgins(3).....      --            --             40,508/ 40,000             $389,285/--
Francois Plamondon......      --            --                  0/350,000                   --/$1,837,500
Graham Sharp(4).........      --            --              5,625/304,375                   --/$2,137,500
Winston Rodrigues.......      --            --                  0/ 65,000                   --/--

--------
(1) Amounts disclosed in this column are calculated based on the difference between the fair market value of Discreet Common Shares on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act, and do not reflect amounts actually received by the Named Executive Officers.

(2) Value is based on the difference between the option exercise price and the fair market value at June 30, 1998, the fiscal year-end ($11.625 per share), multiplied by the number of shares underlying the option.

(3) Represents shares and amounts as of June 30, 1998. Mr. Higgins' employment with Discreet was terminated on July 2, 1998 and, as a result, on that same day, Mr. Higgins' option to purchase 40,000 Discreet Common Shares was cancelled. On August 14, 1998, Mr. Higgins exercised options to purchase 8,008 Discreet Common Shares at an exercise price of $0.0463 pursuant to an option granted on June 14, 1994 and 32,500

   Discreet Common Shares at an exercise price of $2.50 pursuant to an option granted on January 10, 1995. As of September 24, 1998, the number of unexercised options held by Mr. Higgins and the value of such options were 0 and $0.00 respectively.

(4) Represents shares and amounts as of June 30, 1998. Mr. Sharp's employment with Discreet was terminated on July 2, 1998 and as a result, on that day options to purchase an additional 150,000 Discreet Common Shares became vested. On September 15, 1998, Mr. Sharp exercised options to purchase 30,000 Discreet Common Shares at an exercise price of $4.50 per share pursuant to an option granted on August 12, 1996. On September 16, 1998, Mr. Sharp exercised options to purchase 20,000 Discreet Common Shares at an exercise price of $4.50 per share pursuant to an option granted on August 12, 1996. On September 23, 1998, Mr. Sharp exercised options to purchase 70,000 Discreet Common Shares at an exercise price of $4.50 per share pursuant to an option granted on August 12, 1996. As of September 24, 1998, the number of unexercised options held by Mr. Sharp and the value of such options were 36,250 and $255,000 respectively. Mr. Sharp's remaining vested options to purchase 36,250 Discreet Common Shares will expire if not exercised by September 30, 1998.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

  In addition to the employment arrangements described below, Richard J. Szalwinski and Francois Plamondon have each entered into agreements with Autodesk pursuant to which such individuals reconfirmed their current employment arrangements with Discreet and agreed, subject to consummation of the proposed merger transaction with Autodesk, to a minimum one year term of Employment with the combined company resulting from such transaction (the "Combined Company") following the consummation of such transaction and, in the event their employment relationship with the Combined Company is terminated, to refrain from competing with the Combined Company and from soliciting customers and employees of the Combined Company for a specified period after such termination.

  In August 1997, Discreet entered into an agreement with Richard J. Szalwinski, whereby Mr. Szalwinski agreed to serve as President and Chief Executive Officer of Discreet. Mr. Szalwinski previously had no employment agreement with Discreet. Pursuant to such agreement, Mr. Szalwinski's annual base salary was increased from $200,000 to $230,000, effective March 1, 1997. In addition, pursuant to such agreement, Mr. Szalwinski is eligible to receive an annual bonus of up to 75% of his base annual salary, based on Discreet meeting the consolidated budgets and forecasts approved by the Board of Directors. In the event that Discreet does not meet such consolidated budgets and forecasts, the Board of Directors may, at its sole discretion, approve the payment of a bonus of up to 75% of his base annual salary to Mr. Szalwinski if the Board of Directors determines that Mr. Szalwinski's performance of his duties was outstanding and that Discreet's failure to meet such consolidated budgets and forecasts was not attributable to factors within Mr. Szalwinski's control. In August 1997, the Board of Directors increased Mr. Szalwinski's annual base salary to $255,500, effective July 1, 1997. The agreement provides that Mr. Szalwinski's employment with Discreet may be terminated by Mr. Szalwinski upon three months written notice to Discreet, in which case Discreet must pay to Mr. Szalwinski his salary and benefits for the remaining time period specified in his notice of termination. The agreement further provides that Discreet may terminate the agreement at any time with or without cause, upon written notice. In the event Mr. Szalwinski's employment is terminated by Discreet, without cause, Discreet must pay Mr. Szalwinski a lump sum amount equal to twenty-four months base annual salary at the time of such termination. In addition, Mr. Szalwinski was granted an incentive stock option to purchase 450,000 Discreet Common Shares under the Discreet's Amended and Restated 1994 Restricted Share and Option Plan (the "1994 Plan") at an exercise price of $6.03 per share. In the event that Mr. Szalwinski's employment is terminated without cause, then all options to purchase shares of Discreet which would have next vested, shall immediately vest upon such termination. The agreement further provides that in the event of a Reorganization, as defined in the 1994 Plan, then (i) the option to purchase the 450,000 Discreet Common Shares granted to Mr. Szalwinski will become immediately vested or (ii) if the Board of Directors elects, in accordance with the 1994 Plan, not to accelerate the vesting of the options granted pursuant to the 1994 Plan, Mr. Szalwinski will receive in substitution for all of his outstanding options to purchase Discreet Common Shares, whether vested or not, such securities (excluding options) of Discreet or of any merged, consolidated or otherwise reorganized corporation or, only in the event of a merger of Discreet with one of its subsidiaries, options of the merged company, all of which securities or options shall be of equivalent value and liquidity.

  In June 1996, Discreet entered into an agreement with Francois Plamondon, whereby Mr. Plamondon became Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Discreet, effective August 1, 1996. Pursuant to such agreement, Mr. Plamondon received an annual base salary of Cdn$200,000, and is eligible to receive an annual bonus of up to Cdn$70,000, based on Discreet meeting the consolidated budgets and forecasts approved by the Board of Directors. In the event that Discreet does not meet such consolidated budgets and forecasts, the Board of Directors may, at its sole discretion, approve the payment of a bonus of up to Cdn$70,000 to Mr. Plamondon if the Board of Directors determines that Mr. Plamondon's performance of his duties was outstanding and that Discreet's failure to meet such consolidated budgets and forecasts was not attributable to factors within Mr. Plamondon's control. In August 1997, the Board of Directors increased Mr. Plamondon's annual base salary from $136,360 (Cdn$200,000 converted as of June 30, 1998) to $170,450
(Cdn$250,000 converted as of June 30, 1998) effective July 1, 1997 and increased his eligible annual bonus from Cdn$70,000 to 50% of his annual base salary. The agreement provides that Mr. Plamondon's employment with Discreet may be terminated by Mr. Plamondon upon three months written notice to Discreet, in which case Discreet must pay to Mr. Plamondon his salary and benefits for the remaining time period specified in his notice of termination. The agreement further provides that Discreet may terminate the agreement at any time with or without cause, upon written notice. In the event
Mr. Plamondon's employment is terminated by Discreet, without cause, Discreet must pay Mr. Plamondon a lump sum amount equal to twelve months base annual salary at the time of such termination. In addition, Mr. Plamondon was granted an incentive stock option to purchase 300,000 Discreet Common Shares under the 1994 Plan at an exercise price of $5.50 per share (the "Initial Grant"). In the event that Mr. Plamondon's employment is terminated without cause after August 1, 1997, then all options to purchase Discreet Common Shares granted which would have next vested following the effective date of such termination, will next become immediately vested upon such termination. The agreement further provides that in the event of a Reorganization, as defined in the 1994 Plan, then (i) all options to purchase Discreet Common Shares granted under the Initial Grant will become immediately vested or (ii) if the Discreet Board elects, in accordance with the 1994 Plan, not to accelerate the vesting of the options granted pursuant to the 1994 Plan, Mr. Plamondon will receive in substitution for all of his outstanding options to purchase Discreet Common Shares, whether vested or not, such securities (excluding options) of Discreet or of any merged, consolidated or otherwise reorganized corporation or, only in the event of a merger of Discreet with one of its subsidiaries, options of the merged company, all of which securities or options shall be of equivalent value and liquidity.

  In November 1996, Discreet entered into an agreement with Graham Sharp related to Mr. Sharp's employment as Discreet's Senior Vice President-Sales & Marketing, effective July 23, 1996. Pursuant to such agreement, Mr. Sharp received an annual base salary of $125,000, and was eligible to receive sales commissions of up to $75,000, based on Discreet meeting the sales and margin contribution targets approved by the Board of Directors, and, in the event Discreet exceeds such targets, an annual bonus of $25,000. The Discreet Board could also, at its sole discretion, approve the payment of an additional bonus to Mr. Sharp if Discreet exceeded the sales and margin contribution targets. In addition, in the event Discreet did not meet such sales targets, the Board of Directors could, at its sole discretion, approve the payment of a bonus to Mr. Sharp if the Board of Directors determined that Mr. Sharp's performance of his duties was outstanding and Discreet's failure to meet such targets was not attributable to factors within Mr. Sharp's control. In August 1997, the Board of Directors increased Mr. Sharp's annual base salary from $125,000 to $150,000, effective July 1, 1997 and increased his eligible annual bonus from $25,000 to up to 50% of his annual base salary. Under this agreement, Mr. Sharp's eligibility to receive sales commissions remained unchanged. The agreement provided that Mr. Sharp's employment with Discreet could be terminated by Mr. Sharp upon three months written notice to Discreet, in which case Discreet must pay to Mr. Sharp his salary and benefits for the remaining time period specified in his notice of termination. The agreement further provided that Discreet could terminate the agreement at any time, with or without cause, upon written notice. In the event Mr. Sharp's employment was terminated by Discreet, without cause, Discreet must pay Mr. Sharp a lump sum amount equal to twelve months of his base annual salary at the time of such termination. In addition, Mr. Sharp was granted an incentive stock option to purchase 300,000 Discreet Common Shares under the Plan at an exercise price of $4.50 per share. In the event that Mr. Sharp's employment was terminated without cause after July 23, 1997, then all options to purchase shares of Discreet which would have next vested, immediately vested upon such termination. The agreement provided that in the event of a Reorganization, as defined in the 1994 Plan, then (i) the option to purchase the 300,000 Discreet Common Shares granted to Mr. Sharp would become immediately vested or (ii) if the Board of Directors elected, in accordance with the 1994 Plan, not to accelerate the vesting of the options granted pursuant to the 1994 Plan, Mr. Sharp would receive in substitution for all of his outstanding options to purchase Discreet Common Shares, whether vested or not, such securities (excluding options) of Discreet or, only in the event of a merger of Discreet with one of its subsidiaries, options of the merged company, all of which securities or options would be of equivalent value and liquidity. Also, Discreet agreed to reimburse Mr. Sharp's documented out-of-pocket expenses incurred in connection with his relocation from Montreal. On July 2, 1998, Mr. Sharp's employment with Discreet was terminated. Pursuant to the terms of Mr. Sharp's employment agreement, Discreet paid a lump sum amount equal to twelve months of his base annual salary ($150,000) and agreed to reimburse Mr. Sharp for his documented out-of-pocket expenses up to $20,000, incurred in connection with his relocation from Montreal. Such payment was made on July 24, 1998. Additionally, all options to purchase Discreet Common Shares, which would have next vested, became immediately vested. Of those vested options to purchase Discreet Common Shares which totalled 156,250, Mr. Sharp exercised options to purchase 50,000 Discreet Common Shares in September of 1998. The remaining options to purchase 106,250 Discreet Common Shares must be exercised by September 30, 1998 or they will expire.


  On July 17, 1998, Discreet entered into a severance agreement with Terrence Higgins in connection with his termination as an executive officer of Discreet. Pursuant to such agreement, Discreet agreed to pay Mr. Higgins severance in the amount of $68,180 (Cdn$100,000 converted as of June 30, 1998) plus an additional $341 (Cdn$500 converted as of June 30, 1998) as a reimbursement of related legal expenses. Discreet also agreed to provide Mr. Higgins with outplacement counselling for six months. In addition, pursuant to the terms of the 1994 Plan, Mr. Higgins had 90 days from July 2, 1998 to exercise his vested options to purchase Discreet Common Shares. On August 14, 1998, Mr. Higgins exercised options to purchase 40,508 Discreet Common Shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Board of Directors has established a Compensation Committee consisting of Messrs. Szalwinski, Cantwell, Drummond and Simon. During this period, Mr. Szalwinski, Discreet's Chairman and Chief Executive Officer, participated in deliberations of Discreet's Compensation Committee concerning the compensation of executive officers other than his own. No executive officer of Discreet served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors), one of whose executive officers served as a director of Discreet.

COMPENSATION OF DIRECTORS

  Employee directors of Discreet do not receive cash compensation for their service as members of the Board of Directors. Non-Employee Directors (as defined below) receive an annual fee of $10,000 for services on the Board of Directors and an additional $2,500 for services on each committee of the Board of Directors. Non-Employee Directors also receive reimbursement of their expenses for each Board of Directors or committee meeting attended. Discreet may from time to time, and at the discretion of the Board of Directors (or the Compensation Committee), grant stock options to directors in addition to the options specified in the 1995 Non-Employee Director Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF DISCREET

  The following table sets forth as of August 31, 1998, with respect to beneficial ownership of Discreet Common Shares by: (i) the name of each person who, to the knowledge of Discreet beneficially owned more than 5% of the Discreet Common Shares outstanding as of such date; (ii) the name of each director of Discreet; (iii) each Named Executive Officer and (iv) all directors and executive officers of Discreet as a group.

                                                      AMOUNT AND NATURE  PERCENT
               NAME OF BENEFICIAL OWNER                OF OWNERSHIP(1)   OF CLASS
               ------------------------               -----------------  --------
   Richard J. Szalwinski............................      5,631,896(2)    18.68%
   Terrence Higgins.................................        140,427(3)        *
   Thomas Cantwell..................................      3,057,467       10.29%
   Gary G. Tregaskis................................      3,123,700(4)    10.52%
   Brian P. Drummond................................         26,666(5)        *
   Perry M. Simon...................................         26,666(6)        *
   Francois Plamondon...............................        312,500(7)     1.04%
   Graham Sharp.....................................        156,250(8)        *
   Pierre Desjardins................................         24,332(9)        *
   Winston Rodrigues................................            --            *
   Putnam Investments Management, Inc...............      1,548,877(10)    5.22%
   Pilgrim Baxter & Associates......................      2,159,500(11)    7.27%
   All current executive officers and directors as a
    group (8 persons)...............................     12,203,227(12)   39.97%

--------
  * Less than 1%

 (1) Applicable percentage of ownership as of August 31, 1998, is based upon 29,697,358 Discreet Common Shares outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Discreet Common Shares subject to options currently exercisable or exercisable within 60 days of August 31, 1998, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

 (2) Includes 450,000 Discreet Common Shares issuable upon the exercise of options, which options are exercisable upon the change of control of Discreet effected by the proposed merger transaction with Autodesk and 5,181,896 shares held of record by BHVR Communications Inc., a holding corporation controlled by Mr. Szalwinski.

 (3) Mr. Higgins' employment with Discreet was terminated on July 2, 1998.

 (4) Includes 723,700 Discreet Common Shares held of record by Nearco Trustee Company (Jersey) Limited re: Gary Tregaskis Settlement, a trust established for the benefit of Mr. Tregaskis.

 (5) Consists of Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998.

 (6) Consists of Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998.

 (7) Consists of a total of (i) 162,500 Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998, and (ii) 150,000 Discreet Common Shares issuable upon the exercise of options, which options are exercisable upon the change of control of Discreet effected by the proposed merger transaction with Autodesk.

 (8) Consists of Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998. Mr. Sharp's employment with Discreet was terminated on July 2, 1998.
    If such options are not exercised by September 30, 1998, they will expire.

    "--Compensation and Other Information Concerning Discreet Directors and Officers--Employment Agreements and Severance Arrangements."

 (9) Includes 13,332 Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998 and 11,000 Discreet Common Shares beneficially owned by Mr. Desjardins.

(10) Such information is based on a Form 13G dated January 16, 1998 and filed with the SEC. Putnam Investment Management, Inc.'s address is: One Post Office Square, Boston, Massachusetts.

(11) Such information is based on a Form 13G/A dated February 12, 1998 and filed with the SEC. Pilgrim Baxter & Associates' address is: 825 Duportail Road, Wayne, Pennsylvania, 19087.

(12) Includes 679,164 Discreet Common Shares issuable upon the exercise of options, which options are exercisable within 60 days of August 31, 1998 or upon the change in control of Discreet effected by the Transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During fiscal 1996, Richard Szalwinski, Discreet's President and Chief Executive Officer extended three loans to Smoke and Mirrors Productions Limited ("Smoke and Mirrors") in an aggregate amount of (Pounds)1,077,975 (or approximately $1,678,650 at July 31, 1996). As of June 1997, the loans had been repaid by Smoke and Mirrors. Each loan was negotiated at arm's length and bore interest at the Canadian prime borrowing rate as quoted by the Canadian Imperial Bank of Commerce. Discreet recorded revenue of $2,304,000 during fiscal 1996 from Smoke and Mirrors. Discreet had a trade account receivable of $836,000 from Smoke and Mirrors at July 31, 1996, which amount was subsequently collected in full by Discreet in fiscal 1997.

  During fiscal 1996, fiscal 1997 and fiscal 1998, Discreet paid Gary Tregaskis, a director of Discreet, (Pounds)27,916 (approximately $45,000), (Pounds)0, and (Pounds)75,000 (approximately $122,000), respectively for services rendered to Discreet.

  Thomas Cantwell, a director of Discreet, is a majority shareholder of Radium, Inc. ("Radium"). The Corporation recorded revenue of $1,138,000 during fiscal year 1996 from Radium. At July 31, 1996, the full amount of the sale had been collected.

  BHVR Communications Inc. (BHVR), an entity of which Richard Szalwinski owns 84% of the outstanding voting securities, owns 100% of Behaviour Entertainment Inc. ("Behaviour"). During fiscal 1996, Discreet recorded revenue of $121,000 from Behaviour and had trade receivables of $113,000 from Behaviour at July 31, 1996, which amount was subsequently collected in full during fiscal 1997. During fiscal 1997, Discreet did not record revenue from sales, purchase services or have trade receivables from Behaviour at June 30, 1997. During fiscal 1998, Discreet purchased marketing services from Behaviour in the amount of $223,090, recorded revenue from sales of an effect* (option 3) system, and other hardware to Behaviour in the amount of $320,573 and had net trade receivables of $97,483 from Behaviour at June 30, 1998.

  BHVR owns 100% of TGR Zone Corporation ("TGR Zone"). In July 1997, Discreet agreed to rent space for its headquarters in Montreal from TGR Zone and a lease was subsequently executed whereby Discreet agreed to rent approximately 55,000 square feet of space at approximately Cdn $13.00 per square foot per annum subject to normal escalation clauses. The lease is set to expire in July 2007. As part of this agreement, TGR Zone assumed Discreet's lease commitment at its previous Montreal location. During fiscal 1998, Discreet made rental payment to TGR Zone in the amount of $941,151.

  Discreet purchased professional consulting services from BHVR in the amount of $106,244 during fiscal 1998 and had a payable of $106,244 at June 30, 1998.

  BHVR indirectly owns approximately 37.5% of Behaviour Design, Inc. ("Behaviour Design"), Discreet purchased marketing services from Behaviour Design in the amount of $1,383,639 during fiscal 1998 and had a payable of $1,383,639 to Behaviour Design at June 30, 1998.

  BHVR indirectly owns approximately 37.5% of Behaviour Studios, Inc. ("Behaviour Studios"). Discreet recorded revenue from sales of fire* and inferno* systems of Behaviour Studios in the amount of $1,837,077 during fiscal 1998 and had trade receivables of $1,837,077 from Behaviour Studios at June 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                           PAGE
                                                                           ----
DISCREET LOGIC INC. AND SUBSIDIARIES
  Report of Arthur Andersen & Cie......................................... F-2
  Consolidated Balance Sheets............................................. F-3
  Consolidated Statements of Operations................................... F-4
  Consolidated Statements of Shareholders' Equity......................... F-5
  Consolidated Statements of Cash Flows................................... F-6
  Notes to Consolidated Financial Statements.............................. F-8
  (A)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES
  The following Financial Statement Schedules of the Registrant are filed as part of this report:
  Report of Arthur Andersen & Cie......................................... S-1
  Schedule II--Valuation and Qualifying Accounts.......................... S-2

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

  (A)(3) INDEX TO EXHIBITS

  See attached Index to Exhibits on pages X-1 through X-3 of this Form 10-K.

  (B) REPORTS ON FORM 8-K

  A Current Report on Form 8-K dated March 9, 1998 was filed on April 30, 1998 pursuant to Item 5 of Form 8-K announcing the mailing, on or about April 20, 1998, of the related Notice of Special Meeting of Shareholders, Notice of Application and Management Information Circular dated April 15, 1998 relating to the proposed acquisition by Discreet of MGI.

  A Current Report on Form 8-K dated June 8, 1998 was filed on July 13, 1998 pursuant to Item 5 of Form 8-K announcing the issuance of a press release in which Discreet and MGI Software Corp. announced the mutual termination of their Arrangement Agreement entered into on March 9, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Discreet Logic Inc.

Date: September 28, 1998
                                       By:      /s/ Richard J. Szalwinski
                                           -----------------------------------
                                                  Richard J. Szalwinski
                                              President and Chief Executive
                                                         Officer

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

      SIGNATURE                        TITLE                         DATE
      ---------                        -----                         ----

/s/ Richard J. Szalwinski    President, Chief Executive Officer,    September 28, 1998
---------------------------   Chairman of the Board of Directors
Richard J. Szalwinski         (Principal Executive Officer)

/s/ Francois Plamondon       Executive Vice President,              September 28, 1998
---------------------------   Chief Financial Officer, Treasurer
 Francois Plamondon           and Secretary (Principal Financial
                              and Accounting Officer)

/s/ Thomas Cantwell          Director and Authorized                September 28, 1998
---------------------------   U.S. Representative
   Thomas Cantwell

/s/ Gary G. Tregaskis        Director                               September 28, 1998
---------------------------
  Gary G. Tregaskis

                             Director
---------------------------
  Brian P. Drummond

/s/ Perry M. Simon           Director                               September 28, 1998
---------------------------
   Perry M. Simon

                             Director
---------------------------
  Pierre Desjardins

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
DISCREET LOGIC INC. AND SUBSIDIARIES
 Report of Arthur Andersen & Cie........................................... F-2
 Consolidated Balance Sheets............................................... F-3
 Consolidated Statements of Operations..................................... F-4
 Consolidated Statements of Shareholders' Equity........................... F-5
 Consolidated Statements of Cash Flows..................................... F-6
 Notes to Consolidated Financial Statements................................ F-8

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

  We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries at June 30, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discreet Logic Inc. and subsidiaries as at June 30, 1997 and 1998, and the results of their operations and their cash flows for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, in accordance with generally accepted accounting principles in the United States of America.

                                          Arthur Andersen & Cie
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
July 31, 1998
(except with respect to the
matters discussed in Note 22,
as to which the date
is September 11, 1998.)

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN U.S. DOLLARS)

                                                       JUNE 30,      JUNE 30,
                                                         1997          1998
                                                     ------------  ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................  $ 31,668,128  $ 43,745,982
  Accounts receivable (less reserves for
   uncollectible accounts of $3,487,000 and
   $3,654,000 respectively)........................    26,893,405    32,102,444
  Inventory--
    Resale.........................................    10,867,176     7,880,378
    Demonstration..................................     3,053,752     4,776,387
  Income taxes receivable..........................       448,059           --
  Other current assets.............................     3,888,689     4,718,671
                                                     ------------  ------------
                                                       76,819,209    93,223,862
Property and equipment--less accumulated
 depreciation and amortization.....................     7,728,248     9,576,129
Deferred income taxes..............................     3,489,537       877,514
Other assets.......................................     2,659,964     6,548,313
Assets held for resale.............................     5,247,741     4,384,160
                                                     ------------  ------------
                                                     $ 95,944,699  $114,609,978
                                                     ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Accounts payable.................................  $ 23,687,070  $ 23,265,953
  Accrued expenses.................................    20,398,720    12,833,320
  Deferred revenue.................................     8,103,294     6,544,620
  Customer deposits................................     1,359,619       288,113
  Income taxes payable.............................     4,734,484     9,882,485
                                                     ------------  ------------
                                                       58,283,187    52,814,491
                                                     ------------  ------------
Deferred income taxes..............................       713,236     2,228,634
                                                     ------------  ------------
Commitments and Contingencies (Notes 5, 12, and 15)
Shareholders' Equity:
  Preferred shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--none
  Common shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--28,117,415 shares at
    June 30, 1997 and 29,617,504 shares at June 30,
    1998...........................................    80,401,669   106,841,218
  Accumulated deficit..............................   (42,639,374)  (43,250,587)
  Cumulative translation adjustment................      (814,019)   (4,023,778)
                                                     ------------  ------------
    Total shareholders' equity.....................    36,948,276    59,566,853
                                                     ------------  ------------
                                                     $ 95,944,699  $114,609,978
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (AMOUNTS IN U.S. DOLLARS)

                                                       ELEVEN
                                       YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                        JULY 31,      JUNE 30,      JUNE 30,
                                          1996          1997          1998
                                      ------------  ------------  ------------
Total revenues....................... $ 83,997,447  $101,923,931  $151,558,128
Cost of revenues.....................   49,333,071    47,571,342    62,033,320
                                      ------------  ------------  ------------
    Gross profit.....................   34,664,376    54,352,589    89,524,808
                                      ------------  ------------  ------------
Operating expenses:
  Research and development, net of
   tax credits of $711,000, $696,000
   and $1,108,000, respectively......   16,902,432     9,707,890    14,847,019
  Sales and marketing................   26,088,163    23,206,070    34,320,612
  General and administrative.........   10,581,670     6,396,024     8,077,175
  Write-off of purchased research and
   development (Note 15).............    8,500,000     9,800,000    26,800,000
  Gain on sale of investment (Note
   16)...............................          --            --     (2,500,000)
  Costs of terminated agreement (Note
   17)...............................          --            --      1,712,860
  Restructuring expense (Note 19)....   15,000,000           --     (1,504,472)
  Litigation and related settlement
   expenses (Note 5).................    2,506,203     6,500,000      (405,000)
                                      ------------  ------------  ------------
    Total operating expenses.........   79,578,468    55,609,984    81,348,194
                                      ------------  ------------  ------------
    Operating income (loss)..........  (44,914,092)   (1,257,395)    8,176,614
                                      ------------  ------------  ------------
Other income (expense):
  Interest income....................    2,258,705     1,233,924     1,118,343
  Interest expense...................     (229,579)      (55,318)     (135,625)
  Foreign currency exchange gain
   (loss)............................      178,620      (187,843)    1,083,450
                                      ------------  ------------  ------------
    Total other income (expense).....    2,207,746       990,763     2,066,168
                                      ------------  ------------  ------------
  Income (loss) before income taxes..  (42,706,346)     (266,632)   10,242,782
Provision for income taxes...........    1,434,835     6,489,343    10,853,995
                                      ------------  ------------  ------------
  Net loss........................... $(44,141,181) $ (6,755,975) $   (611,213)
                                      ============  ============  ============
Net loss per common share............ $      (1.64) $      (0.24) $      (0.02)
                                      ============  ============  ============
Weighted average common shares
 outstanding.........................   26,836,834    27,947,807    29,029,147
                                      ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (AMOUNTS IN U.S. DOLLARS)

                                                    RETAINED        SHARE     CUMULATIVE       TOTAL
                            COMMON                  EARNINGS    SUBSCRIPTIONS TRANSLATION  SHAREHOLDERS'
                            SHARES      AMOUNT     (DEFICIT)     RECEIVABLE   ADJUSTMENT      EQUITY
                          ---------- ------------ ------------  ------------- -----------  -------------
Balance, July 31, 1995..  25,166,860 $ 43,232,545 $  8,257,782   $(1,645,000) $   279,126  $ 50,124,453
 Issuance of common
  shares net of issuance
  costs of $1,988,202
  and related tax effect
  of $775,399...........     970,920   28,157,527          --            --           --     28,157,527
 Exercise of common
  stock options.........   1,244,918    1,230,734          --            --           --      1,230,734
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      16,728      302,108          --            --           --        302,108
 Issuance of shares to
  COSS .................     300,000    6,000,000          --            --           --      6,000,000
 Collection of share
  subscriptions
  receivable............         --           --           --      1,645,000          --      1,645,000
 Net loss...............         --           --   (44,141,181)          --           --    (44,141,181)
 Change in cumulative
  translation
  adjustment............         --           --           --            --      (975,625)     (975,625)
                          ---------- ------------ ------------   -----------  -----------  ------------
Balance, July 31, 1996..  27,699,426   78,922,914  (35,883,399)          --      (696,499)   42,343,016
 Exercise of common
  stock options.........     321,577    1,128,256          --            --           --      1,128,256
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      96,412      350,499          --            --           --        350,499
 Net loss...............         --           --    (6,755,975)          --           --     (6,755,975)
 Change in cumulative
  translation
  adjustment............         --           --           --            --      (117,520)     (117,520)
                          ---------- ------------ ------------   -----------  -----------  ------------
Balance, June 30, 1997..  28,117,415   80,401,669  (42,639,374)          --      (814,019)   36,948,276
 Exercise of common
  stock options.........     253,163    1,136,747          --            --           --      1,136,747
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      46,926      524,165          --            --           --        524,165
 Issuance of shares to
  D-Vision (Note 15(b)).     555,000   10,649,063          --            --           --     10,649,063
 Issuance of shares to
  Intel, net of issuance
  costs of $17,625 (Note
  8(d)).................     645,000   13,527,375          --            --           --     13,527,375
 Compensation expense
  related to stock
  options...............         --       602,199          --            --           --        602,199
 Net loss...............         --           --      (611,213)          --           --       (611,213)
 Change in cumulative
  translation
  adjustment............         --           --           --            --    (3,209,759)   (3,209,759)
                          ---------- ------------ ------------   -----------  -----------  ------------
Balance, June 30, 1998..  29,617,504 $106,841,218 $(43,250,587)  $       --   $(4,023,778) $ 59,566,853
                          ========== ============ ============   ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (AMOUNTS IN U.S. DOLLARS)

                                                   ELEVEN MONTHS   YEAR ENDED
                                     YEAR ENDED        ENDED        JUNE 30,
                                    JULY 31, 1996  JUNE 30, 1997      1998
                                    -------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss.........................  $(44,141,181)  $ (6,755,975)  $   (611,213)
 Adjustments to reconcile net loss
  to cash provided by operating
  activities--
   Depreciation and amortization..     6,276,139      5,882,575      8,154,462
   Deferred income taxes..........    (2,072,789)       503,699      3,769,945
   Loss on sale of fixed assets...        31,819            --             --
   Write-off of purchased research
    & development.................     8,500,000      9,800,000     26,800,000
   Write-off of assets for
    restructuring.................     5,510,237            --         610,472
   Reversal of restructuring
    reserve, net..................           --             --      (1,504,472)
   Write-off of investment in
    Essential Communications
    Corporation...................     2,500,000            --             --
   Gain on sale of investment in
    Essential Communications
    Corporation...................           --             --      (2,500,000)
   Compensation expense related to
    stock options.................           --             --         602,199
   Changes in assets and
    liabilities (net of effect of
    acquisitions)--
     Settlement of class action
      litigation..................           --             --     (10,800,000)
     Insurance proceeds related to
      class action litigation.....           --             --       3,459,000
     Accounts receivable..........    (1,100,199)   (10,819,617)    (4,326,039)
     Inventory....................    (6,088,107)     2,986,146      3,378,732
     Income taxes receivable......    (2,718,204)     2,743,232        448,059
     Other current assets.........    (1,917,776)      (248,546)      (682,982)
     Accounts payable.............    (6,183,710)    14,336,101     (3,880,117)
     Accrued expenses.............    16,865,069        799,643     (8,328,774)
     Deferred revenue.............       961,399      3,333,788     (1,558,674)
     Income taxes payable.........    (2,578,994)     4,734,484      5,148,001
     Customer deposits............     1,807,254     (1,258,442)    (1,071,506)
     Due to related parties.......       (75,778)       (25,535)           --
                                    ------------   ------------   ------------
      Net cash provided by (used
       in) operating activities...   (24,424,821)    26,011,553     17,107,093
                                    ------------   ------------   ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment.......................   (15,870,636)    (6,265,405)    (9,501,868)
 Proceeds from disposal of
  property and equipment..........       212,719          4,885        818,000
 Increase in other assets.........      (519,841)    (2,480,908)           --
 Cash paid for Denim acquisition
  and related costs...............           --      (9,125,611)           --
 Cash paid for D-Vision
  acquisition and related costs...           --             --     (10,342,000)
 Cash paid for COSS/IMP
  acquisition and related costs...    (5,544,848)           --             --
 Cash paid for investment in
  Essential Communications
  Corporation.....................    (2,500,000)           --             --
 Proceeds from sale of investment
  in Essential Communications
  Corporation.....................           --             --       2,500,000
                                    ------------   ------------   ------------
      Net cash used in investing
       activities.................   (24,222,606)   (17,867,039)   (16,525,868)
                                    ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of common
  shares, net of issuance costs...    27,382,128            --      13,527,375
 Proceeds from the exercise of
  stock options...................     1,230,734      1,128,256      1,136,747
 Proceeds from the employee stock
  purchase plan...................       302,108        350,499        524,165
 Payment of capital lease
  obligations.....................      (249,699)           --             --
 Proceeds from share subscriptions
  receivable......................     1,645,000            --             --
                                    ------------   ------------   ------------
      Net cash provided by
       financing activities.......    30,310,271      1,478,755     15,188,287
                                    ------------   ------------   ------------
Foreign exchange effect on cash...      (991,874)       386,808     (3,691,658)
                                    ------------   ------------   ------------
Increase (decrease) in cash and
 cash equivalents.................   (19,329,030)    10,010,077     12,077,854
Cash and cash equivalents,
 beginning of year................    40,987,081     21,658,051     31,668,128
                                    ------------   ------------   ------------
Cash and cash equivalents, end of
 year.............................  $ 21,658,051   $ 31,668,128   $ 43,745,982
                                    ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                          YEAR      ELEVEN MONTHS     YEAR
                                          ENDED         ENDED         ENDED
                                      JULY 31, 1996 JUNE 30, 1997 JUNE 30, 1998
                                      ------------- ------------- -------------
Supplemental disclosure of cash flow
 information:
 Interest paid during the year......   $  229,610    $   16,579   $    150,243
 Income taxes paid during the year..    8,823,579     1,141,487      2,527,720
Supplemental disclosure of non-cash
 financing and investing activities:
 Issuance of common shares to COSS..    6,000,000           --             --
 Deferred tax asset recorded in
  connection with share issuance
  costs.............................      775,399           --             --
In connection with the acquisition
 of Lightscape in December 1997, the
 following non-cash transaction
 occurred:
 Fair value of assets acquired......   $      --     $      --    $  7,614,322
 Liabilities assumed................          --            --      (7,614,322)
                                       ----------    ----------   ------------
Cash paid for acquisition, net of
 cash acquired......................   $      --     $      --    $        --
                                       ==========    ==========   ============
In connection with the acquisition
 of D-Vision in July 1997, the
 following non-cash transaction
 occurred:
 Fair value of assets acquired......   $      --     $      --    $ 27,210,063
 Liabilities assumed................          --            --      (5,811,000)
 Cash acquired......................          --            --        (408,000)
 Issuance of 555,000 shares of
  common stock......................          --            --     (10,649,063)
                                       ----------    ----------   ------------
Cash paid for acquisition, net of
 cash acquired......................   $      --     $      --    $ 10,342,000
                                       ==========    ==========   ============



  The accompanying notes are an integral part of these consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (AMOUNTS IN U.S. DOLLARS)

(1) OPERATIONS

  Discreet Logic Inc. ("the Company") was incorporated under Part 1A of the Quebec Companies Act on September 10, 1991. The Company and its subsidiaries develop, assemble, market and support non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. The Company's systems and software are utilized by creative professionals, for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting as well as Web design.

  The Company sells its advanced systems and other products through its direct sales force, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles, New York and Chicago and field representatives based in Boston, San Francisco and Atlanta. In fiscal 1996, the Company opened sales offices in India, Hong Kong and Japan. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore and Brazil and through a network of distributors and resellers in over 80 countries.

  The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the Company's ability to successfully develop, introduce and gain customer acceptance of existing and new or enhanced products; the need for the continued development of the market for the Company's systems; the ability of the Company to expand its current market to include additional applications and develop new products for related markets; the risk that as the Company enters new markets, the distribution channels, technical requirements and levels and basis of competition may be different from those in the Company's current markets; the presence of competitors with greater financial, technical, manufacturing, marketing and distribution resources; the risk that the products and technologies acquired by the Company through acquisitions will not be successful, achieve market acceptance or be successfully integrated with the Company's existing products and business; the risk of quarterly fluctuations in the Company's operating results; the risk of the Company's reliance on Silicon Graphics, Inc. ("SGI") for the workstations included in the Company's systems including the impact of the timing of the development and release of SGI products as well as unforeseen difficulties associated with adapting the Company's products to future SGI products; the risk that the Company derives a significant portion of its revenues from foreign sales; the Company's reliance principally on unregistered copyrights and trade secrets to protect its intellectual property; the risk that the Company's direct sales efforts may compete with those of its indirect channels; the risk of the Company's reliance on SGI as the sole source for video input/output cards used in the Company's systems; the Company's dependence on key management and technical employees; market price fluctuations due to quarter-to-quarter variations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors and the historical fluctuations in market prices of technology companies generally; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

  The Company believes that with its current level of working capital together with funds generated from operations, it has adequate sources of cash to meet its operational and capital expenditure requirements through fiscal 1999.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

 (a) Change of Fiscal Year

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The consolidated financial statements are presented for the twelve-month period ended June 30, 1998, the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996.

  The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast the previous fiscal years' results to reflect the current fiscal period. Consequently, the results for the twelve-month period ended June 30, 1998 are not directly comparable with those for the eleven-month period ended June 30, 1997, or with the twelve-month period ended July 31, 1996.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of June 30, 1998. All significant intercompany accounts and transactions have been eliminated upon consolidation.

 (c) Revenue Recognition

  In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, postcontract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that the evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to postcontract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

  The Company recognizes revenue from software licenses, and the related hardware and peripherals, upon shipment of the products. The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed. Post contract

                     DISCREET LOGIC INC. AND SUBSIDIARIES
customer support, training, installation, systems integration and rental services, are performed primarily under separately priced arrangements under which the Company has recorded revenues of $11,713,000, $13,606,000 and $14,050,000 for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and for the year ended June 30, 1998, respectively.

 (d) Net Income (Loss) per Common Share

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

  The following table presents, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                               YEAR ENDED          ELEVEN MONTHS ENDED         YEAR ENDED
                             JULY 31, 1996            JUNE 30, 1997          JUNE 30, 1998
                         -----------------------  ----------------------  ---------------------
                          INCOME   SHARES  EPS    INCOME   SHARES  EPS    INCOME  SHARES  EPS
                         --------  ------ ------  -------  ------ ------  ------  ------ ------
Basic EPS
  Income available to
   common shareholders.. $(44,141) 26,837 $(1.64) $(6,756) 27,948 $(0.24) $(612)  29,029 $(0.02)
                                          ======                  ======                 ======
Effect of Dilutive
 Securities
  Impact of exercise of
   stock options under
   treasury stock
   method...............      --      --              --      --            --       --
                         --------  ------         -------  ------         -----   ------
Diluted EPS
  Income available to
   common shareholders
   and assumed
   exercises............ $(44,141) 26,837 $(1.64) $(6,756) 27,948 $(0.24) $(612)  29,029 $(0.02)
                         ========  ====== ======  =======  ====== ======  =====   ====== ======

  In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. Had the Company not been in a loss position, dilutive outstanding options of 2,044,265, 945,845 and 1,763,785 for fiscal 1996, 1997, and 1998, respectively, would have been added to compute diluted EPS.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  Foreign currency transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were $178,620, $(187,843) and $1,083,450 for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, respectively.

 (g) Concentration of Credit Risk

  During fiscal 1998, the Company amended and restated its Maximum Liability Agreement with a leasing company. The agreement provides that the Company is contingently liable up to a maximum percentage of the remaining principal payments outstanding related to the purchase of the Company's products by customers financed by said leasing company. The maximum liability is contingent on certain factors as defined in the agreement. As at June 30, 1997 and 1998, the Company had accrued $619,000 and $648,000, respectively, the maximum amount of the contingent liability as a charge to general and administrative expenses.

  The Company has no other significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of June 30, 1997 and 1998.

 (h) Postemployment and Postretirement Benefits

  The Company does not provide postemployment and postretirement benefits.

 (i) Cash Equivalents

  Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at June 30, 1997 and 1998.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

 (k) Property and Equipment

  The Company provides for depreciation and amortization using the straight-line and declining-balance methods over the estimated useful lives of the assets as follows:

                                 ESTIMATED           JUNE 30,      JUNE 30,
     ASSET CLASSIFICATION       USEFUL LIFE            1997          1998
     --------------------   --------------------    -----------  ------------
   Computer equipment,
    video equipment and
    software...............      2-5 Years          $14,375,443  $ 19,775,508
   Leasehold improvements..    Shorter of term of     1,222,478     1,735,401
                              lease or useful life
   Furniture and fixtures..       5 Years             1,797,891     2,503,772
                                                    -----------  ------------
                                                     17,395,812    24,014,681
   Less--Accumulated
    depreciation and
    amortization...........                          (9,667,564)  (14,438,552)
                                                    -----------  ------------
                                                    $ 7,728,248  $  9,576,129
                                                    ===========  ============

 (l) Other Assets

  Other assets include acquired technology, goodwill, and other deferred charges, and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. The Company evaluates the realizability and the related periods of amortization of these assets on a regular basis.

  Other assets included the following amounts at June 30:

                  ASSET CLASSIFICATION                    1997         1998
                  --------------------                 -----------  -----------
   Acquired technology................................ $ 2,875,665  $ 6,938,137
   Goodwill...........................................   2,437,789    3,451,542
   Other deferred charges.............................         --       639,840
                                                       -----------  -----------
                                                         5,313,454   11,029,519
   Less--Accumulated amortization.....................  (2,653,490)  (4,481,206)
                                                       -----------  -----------
                                                       $ 2,659,964  $ 6,548,313
                                                       ===========  ===========

 (m) Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in its fiscal year 1999. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments,

                     DISCREET LOGIC INC. AND SUBSIDIARIES
products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's fiscal year 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date. The Company is currently evaluating the impact of SFAS 130 and SFAS 131 on its financial disclosures.

  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending June 30, 2000. Management believes that this statement will not have a significant impact on the Company.

  In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations.

  In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal year 2000 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

(3) OTHER CURRENT ASSETS

  Other current assets consist of the following:

                                                            JUNE 30,   JUNE 30,
                                                              1997       1998
                                                           ---------- ----------
     Prepaid expenses..................................... $2,919,782 $2,754,321
     Sales tax receivable.................................    787,515  1,147,833
     Other receivables....................................    181,392    816,517
                                                           ---------- ----------
                                                           $3,888,689 $4,718,671
                                                           ========== ==========

(4) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                         JUNE 30,    JUNE 30,
                                                           1997        1998
                                                        ----------- -----------
     Payroll and payroll related....................... $ 2,838,873 $ 4,180,410
     Professional fees.................................     733,680     764,869
     Commissions.......................................   2,187,178   2,676,242
     Sales tax and VAT payable.........................     679,052   1,542,036
     Accrued restructuring expenses....................   4,272,438     825,000
     Maximum liability accrual.........................     619,000     647,667
     Accrued litigation and settlement expenses........   8,186,969         --
     Acquisition costs.................................         --    1,021,305
     Other.............................................     881,530   1,175,791
                                                        ----------- -----------
                                                        $20,398,720 $12,833,320
                                                        =========== ===========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

(5) LITIGATION AND RELATED SETTLEMENT EXPENSES

 (a) Class action securities litigation

  On May 29, 1996, June 13, 1996 and April 29, 1997, certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

  In the year ended July 31, 1996, the Company had provided a $2,506,000 litigation reserve for legal costs associated with defending the class action lawsuits. During the eleven-month period ended June 30, 1997, the Company recorded a provision of $6,500,000 to accrue the additional estimated settlement costs to be borne by the Company.

  In the twelve-month period ended June 30, 1998, the Company reversed $405,000 of litigation and related settlement expenses in order to adjust previously estimated legal costs to the actual amount of costs incurred.

 (b) Griffith & Tekushan, Inc.

  On June 2, 1998, the Company was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this point.

(6) DEMAND LINE OF CREDIT, LEASING AND TAX CREDIT FACILITIES

  During the year, the Company amended its revolving demand line of credit and leasing facility with its bank. The new agreement provides for a revolving demand line of credit under which it can borrow up to Cdn$7,000,000 (approximately $4,773,000 at June 30, 1998). Advances under the line accrue interest monthly at the Canadian prime rate (6.50% at June 30, 1998) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $409,000 at June 30, 1998) demand leasing facility, and a Cdn$600,000 (approximately $409,000 at June 30, 1998) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.50% at June 30, 1998) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios. As of June 30, 1998, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to Discreet under the line of credit was reduced by the letter of guarantee discussed below.

  During the year, the Company's Japanese subsidiary entered into a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate for the period (approximately 2.1% at June 30, 1998) and are secured by a letter of

                     DISCREET LOGIC INC. AND SUBSIDIARIES
guarantee, in the amount of $3,000,000, issued by the Company in favor of the subsidiary's bank. As of June 30, 1998, the subsidiary had borrowed
(Yen)376,824,000 (approximately $2,725,000 at June 30, 1998).

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

  The Company recorded $711,000, $696,000 and $1,108,000 of income tax credits as a reduction of research and development expenses for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, respectively. These income tax credits represent credits earned based on qualifying research and development expenditures. In addition, the Company recorded, $513,000, $196,000 and $374,000 of income tax credits as a reduction in the carrying value of property and equipment for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, respectively. These income tax credits represent credits earned based on qualifying property and equipment purchases.

(8) SHAREHOLDERS' EQUITY

 (a) Secondary Offering

  In December 1995, the Company completed a secondary offering of 970,920 common shares at $30.25 per share, resulting in proceeds of approximately $28,158,000 net of issuance costs and their related tax effects.

 (b) Preferred Shares

  The Board of Directors is authorized to issue preferred shares, in one or more series, and to fix the rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, and the number of shares constituting any series or the designations of such series, without further vote or action by the shareholders.

 (c) Share Subscriptions Receivable

  In fiscal 1995, a share subscriptions receivable, in the amount of $148,148, from the then and current Chairman of the Board of Directors and the former president of the Company was reduced through the shares being repurchased or repaid. On November 11, 1994, the former President and Chief Executive Officer of the Company issued to the Company a $1,645,000 note in connection with the exercise of nonqualified stock options which is included in share subscriptions receivable at July 31, 1995. During the 1996 fiscal year, the note was repaid in full together with interest in the amount of $134,000.

 (d) Private Placement of Shares to Intel Corporation

  On March 4, 1998, Discreet completed a private placement of 645,000 common shares, no par value per share, for proceeds to the Company of approximately $13,527,000, net of issuance costs.

 (e) Dividends

  The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends

                     DISCREET LOGIC INC. AND SUBSIDIARIES
on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At June 30, 1998, the Company could not distribute any dividends.

 (f) Capital Structure

  In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information About Capital Structure. This statement is effective for financial statements for periods ended after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The implementation of this statement has not had a material impact on the consolidated financial statements.

(9) STOCK OPTION AND STOCK PURCHASE PLANS

  The Company applies the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock-based compensation plans. During the year ended June 30, 1997, the Company adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards based on a fair value concept for stock-based employee compensation plans. This statement requires an employer that continues to apply the accounting provisions of APB 25 to disclose pro forma amounts reflecting the difference between compensation costs, including tax effects, that would have been recognized in the income statement, if the fair value based method had been used.

  The table below presents pro forma net loss and EPS, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123.

                                            1996         1997          1998
                                        ------------  -----------  -------------
     Net loss:
       As Reported..................... $(44,141,181) $(6,755,975) $   (611,213)
       Pro forma....................... $(46,118,158) $(8,414,957) $ (5,671,932)
     Net loss per share:
       As Reported..................... $      (1.64) $     (0.24) $      (0.02)
       Pro forma....................... $      (1.72) $     (0.30) $      (0.20)

  The fair value of each graded vesting option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998: risk free interest rates between 5.2% and 6.3%; expected dividend yields of 0%; expected term after vest date of approximately .5 years; and expected volatility of 100%.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

Plan, the purchase price, which approximates fair market value, and vesting schedule applicable to each option grant is determined by the Compensation Committee.

  On August 12, 1996, the Company's Board of Directors authorized the repricing of 106,600 stock options previously granted under the 1994 Plan. The repricing provided for the exercise price of the 106,600 options to be reduced to $6.375 per share, representing the fair value per common share on the date of repricing. Prior to the repricing, such options had exercise prices ranging from $19.25 to $28.50 per share. In exchange for the repriced options, the 159,900 stock options remaining from these grants were forfeited.

  On November 20, 1997, the shareholders approved an amendment to the Company's 1994 Amended and Restated Restricted Stock and Stock Option Plan to reserve an additional 2,000,000 shares of common stock for issuance under this plan.

 (b) 1995 Nonemployee Director Stock Option Plan

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Compensation Committee may grant options to purchase up to 200,000 common shares to nonemployee directors of the Company. The Director Plan authorizes the grant
(a) to each person who becomes a member of the Board of Directors and who is not an employee, officer or direct and indirect owner of 5% or more of the common shares of the Company (a "Non-Employee Director"), on the date such person is first elected to the Board of Directors without further action by the Compensation Committee, of an option to purchase 20,000 common shares and
(b) to each person receiving an option pursuant to clause (a) who is a Non-Employee Director on the fifth anniversary of the date such person was first elected to the Board of Directors, during the term of the Director Plan, of an option to purchase 15,000 common shares, provided that such person has continuously served as a Non-Employee Director during such 5-year period. The exercise price will be the fair market value at the date of grant and the options will expire 10 years from the date of grant. All options vest in three equal annual installments, with the first vesting on the date of grant. As of June 30, 1998, 60,000 options were granted and outstanding at fair market value under the Director Plan.

 (c) 1995 Employee Stock Purchase Plan

  On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Employee Stock Purchase Plan, whereby the Company has reserved and may issue to employees up to an aggregate of 300,000 common shares in semiannual offerings over a ten year period. Common shares are sold at 85% of fair market value. As of June 30, 1998, 160,066 shares had been issued under the plan.

 (d) Non-Qualified Stock Option Outside the Plan

  On November 4, 1994, the Company granted, outside the 1994 Plan, a nonqualified stock option for the purchase of 1,012,308 common shares, at a price of $1.63 per share, which approximated fair market value at date of grant, to the former President and Chief Executive Officer of the Company. This option was exercised on November 4, 1994 through the issuance of a $1,645,000 note. (See Note 8(c)).

 (e) 1997 Special Limited Non-Employee Director Stock Option Plan

  On February 10, 1997, the Company's Board of Directors adopted the 1997 Special Limited Non-Employee Director Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, options to purchase 10,000 of the

                     DISCREET LOGIC INC. AND SUBSIDIARIES

Company's common shares were granted to each of two of the Company's non-employee directors at the Fair Market Value (as defined in the 1997 Plan) of the shares on the date of the grant, February 10, 1997. The total number of common shares originally available for grant under the 1997 Plan was 20,000. The options granted pursuant to the 1997 Plan expire 10 years from the date of grant and vest in three equal annual installments. As of June 30, 1998, 20,000 options were granted and outstanding under the 1997 Plan.

 (f) Stock Option Activity

  The following is a summary of all stock option activity:

                                 1996                 1997                 1998
                          -------------------- -------------------- -------------------
                                      WEIGHTED             WEIGHTED            WEIGHTED
                                      AVERAGE              AVERAGE             AVERAGE
                                      EXERCISE             EXERCISE            EXERCISE
                            SHARES     PRICE     SHARES     PRICE    SHARES     PRICE
                          ----------  -------- ----------  -------- ---------  --------
Beginning Outstanding...   3,403,740   $ 2.97   2,744,646   $7.77   2,505,913   $ 5.64
Options Granted.........     973,000    16.53   1,689,638    5.41     901,771    19.03
Options Exercised.......  (1,244,918)    1.27    (321,577)   3.51    (253,163)    4.49
Options Canceled........    (387,176)   10.67  (1,606,794)   9.63    (133,951)   10.31
                          ----------           ----------           ---------
Ending Outstanding......   2,744,646     7.77   2,505,913    5.64   3,020,570     9.53
                          ==========           ==========           =========
Exercisable.............     513,714   $ 6.01     389,832   $4.71     469,122   $ 5.10
                          ==========           ==========           =========
Weighted Average Fair
 Value of Options
 Granted During the
 Year...................               $10.43               $3.19               $13.87

  The following table provides further detail on the options granted during fiscal 1996, 1997, and 1998 in relation to their respective fair values as calculated above:

                                 1996                 1997                 1998
                          -------------------- -------------------- -------------------
                                      WEIGHTED             WEIGHTED            WEIGHTED
                                      AVERAGE              AVERAGE             AVERAGE
                                      EXERCISE             EXERCISE            EXERCISE
                            SHARES     PRICE     SHARES     PRICE    SHARES     PRICE
                          ----------  -------- ----------  -------- ---------  --------
Exercise price equal to
 fair value.............     531,562   $13.17   1,487,238   $5.23      84,000   $19.88
Exercise price greater
 than fair value........      45,000    23.72     147,400    6.48     386,000    24.25
Exercise price less than
 fair value.............     396,438    20.22      55,000    7.38     431,771    14.21
                          ----------   ------  ----------   -----   ---------   ------
                             973,000   $16.53   1,689,638   $5.41     901,771   $19.03
                          ==========   ======  ==========   =====   =========   ======

  The following table summarizes the options outstanding and exercisable as at June 30, 1998:

                                       WEIGHTED   WEIGHTED             WEIGHTED
                                        AVERAGE   AVERAGE              AVERAGE
           RANGE OF         OPTIONS   CONTRACTUAL EXERCISE   NUMBER    EXERCISE
       EXERCISE PRICES    OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
       ---------------    ----------- ----------- -------- ----------- --------
     $0.05-$2.88.........    252,238     6.29      $ 1.39    229,246    $ 1.28
     $4.50-$4.63.........    655,636     8.12      $ 4.50     56,002    $ 4.50
     $5.50-$6.03.........    893,600     8.53      $ 5.85     27,750    $ 6.03
     $6.38-$8.94.........    413,596     8.02      $ 7.35    103,687    $ 6.69
     $15.75-$24.25.......    805,500     9.14      $21.36     52,437    $18.82
                           ---------     ----      ------    -------    ------
     $0.05-$24.25........  3,020,570     8.34      $ 9.53    469,122    $ 5.10

                     DISCREET LOGIC INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS

 (a) Sales to Related Parties

  During fiscal 1998, the Company recorded revenue from system sales made to Behaviour Entertainment Inc. and Behaviour Studios, Inc., companies controlled by the Company's Chairman and Chief Executive Officer, in the amounts of $320,573 and $1,837,077, respectively. At June 30, 1998, approximately $445,000 remained outstanding and is included in other current assets. During fiscal 1996, Discreet recorded revenue from system sales of $121,000 to Behavior Entertainment Inc.

  During fiscal 1996, the Company recorded revenue of $2,304,000, from a company with which the Company's Chairman and Chief Executive Officer is affiliated. At July 31, 1996, the Company had a trade accounts receivable of $836,000 from such company. The balance was collected in six monthly installments of $139,000. The Company also recorded revenue of $1,138,000 during fiscal 1996, from a company with which a member of the Company's board of directors is affiliated. The sale was collected in full during fiscal 1996.

  In accordance with the Company's policy, these sales were on terms no less favorable to the Company than provided by the Company to unrelated third parties.

 (b) Purchases from Related Parties

  During fiscal 1998, the Company purchased consulting services, in the amount of $106,244, from BHVR Communications Inc., purchased marketing services in the amount of $1,383,639 from Behaviour Design Inc., and purchased marketing services in the amount of $223,090 from Behaviour Entertainment Inc. These related parties are companies controlled by the Company's Chairman and Chief Executive Officer.

  During fiscal 1998, the Company made rental payments in the amount of $941,151 to TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer, for space in its new headquarters in Montreal. The commitments related to the lease on this building are disclosed in Note 12.

  In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  The components of the deferred tax assets and the deferred tax liabilities are as follows:

                                                          JUNE 30,    JUNE 30,
                                                            1997        1998
                                                         ----------- ----------
   Deferred tax assets--
     Foreign tax loss carryforwards..................... $ 5,150,000 $5,499,216
     Litigation and related settlement expenses.........   1,650,000        --
     Restructuring expenses.............................   1,400,000    278,009
     Initial and secondary public offering issuance
      costs.............................................   1,254,730    686,776
     Other temporary differences........................     834,807  2,005,176
                                                         ----------- ----------
                                                          10,289,537  8,469,177
     Less: Valuation allowance..........................   6,800,000  7,591,663
                                                         ----------- ----------
                                                         $ 3,489,537 $  877,514
                                                         =========== ==========
   Deferred tax liabilities--
     Difference between book and tax basis of property
      and equipment..................................... $   544,745 $1,250,871
     Federal research and development tax credits.......     168,491    330,568
     Other temporary differences........................         --     647,195
                                                         ----------- ----------
                                                         $   713,236 $2,228,634
                                                         =========== ==========

  The Company provides deferred taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five year period.

  The following table presents income (loss) before income taxes for the entities incorporated in the following jurisdictions:

                                                    ELEVEN MONTHS
                                      YEAR ENDED        ENDED      YEAR ENDED
                                     JULY 31, 1996  JUNE 30, 1997 JUNE 30, 1998
                                     -------------  ------------- -------------
     Canada......................... $  (2,470,805)  $ 6,110,923  $ 19,215,124
     United States..................   (12,587,746)    1,486,294     5,369,073
     United Kingdom.................    (5,191,695)     (320,982)    3,261,899
     European and Other.............   (22,456,100)   (7,542,867)  (17,603,314)
                                     -------------   -----------  ------------
                                     $(42,706,346)   $  (266,632) $ 10,242,782
                                     =============   ===========  ============

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The income tax provision is composed of the following:

                                                     ELEVEN MONTHS
                                        YEAR ENDED       ENDED      YEAR ENDED
                                       JULY 31, 1996 JUNE 30, 1997 JUNE 30, 1998
                                       ------------- ------------- -------------
     Current--
       Federal........................  $ 2,060,380   $3,641,996    $ 1,131,398
       Provincial.....................      375,087      930,323        248,972
       Foreign........................    1,072,157    1,979,000      5,703,680
                                        -----------   ----------    -----------
                                          3,507,624    6,551,319      7,084,050
                                        -----------   ----------    -----------
     Deferred--
       Federal........................   (1,373,684)     229,580      2,683,103
       Provincial.....................     (228,379)     190,996        394,825
       Foreign........................     (470,726)    (482,552)       692,017
                                        -----------   ----------    -----------
                                         (2,072,789)     (61,976)     3,769,945
                                        -----------   ----------    -----------
         Total provision..............  $ 1,434,835   $6,489,343    $10,853,995
                                        ===========   ==========    ===========

  The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                     ELEVEN MONTHS
                                        YEAR ENDED       ENDED      YEAR ENDED
                                       JULY 31, 1996 JUNE 30, 1997 JUNE 30, 1998
                                       ------------- ------------- -------------
     Provision (benefit) at the
      Canadian federal statutory
      rate...........................      (38.0)%        (38.0)%       38.0 %
     Foreign taxes...................       17.2          122.1          5.5
     Effect of not benefitting
      foreign subsidiaries' tax
      losses.........................       16.0          320.2         15.5
     Effect of basis differences not
      benefitted.....................        3.0        2,323.1         94.0
     Provincial taxes, net of federal
      tax abatements.................        0.2           72.3          3.0
     Canadian federal incentives for
      manufacturers and small
      business.......................        0.2            0.0          0.0
     Utilization of net operating
      losses not previously
      benefitted.....................        --          (361.2)       (47.3)
     Other items.....................        4.8           (4.7)        (2.7)
                                           -----        -------        -----
       Tax provision.................        3.4 %      2,433.8 %      106.0 %
                                           =====        =======        =====

  The Company has $13,841,000 of cumulative foreign net operating loss carryforwards which may be available to reduce future income tax liabilities in those jurisdictions. The loss carryforwards will expire beginning June 30, 2001.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES

 (a) Lease commitments

  The Company has operating lease commitments for certain facilities and equipment which expire, at various dates, through June 2007. The following schedule outlines the future minimum rental payments under these leases at June 30, 1998:

     Year ended June 30,
       1999........................................................ $ 2,243,871
       2000........................................................   1,837,957
       2001........................................................   1,279,230
       2002........................................................   1,130,401
       2003 and thereafter.........................................   5,016,812
                                                                    -----------
       Total minimum lease payments................................ $11,508,271
                                                                    ===========

  The above commitments include leases for locations which the Company plans to close under the restructuring plan (see Note 19).

  Rental expenses related to the operating leases were approximately $1,348,000, $1,600,000 and $1,985,000 for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, respectively. Included in the minimum lease payment commitment is approximately CDN $12,471,452 (approximately $8,503,036 at June 30, 1998) representing future payment due to a related party from which the Company leases office space in Montreal.

 (b) Letters of Guarantee

  The Company has provided letters of guarantee in the amount of $328,753 and $3,000,000 as of June 30, 1997 and 1998, respectively.

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company operates in one industry segment primarily digital image processing solution systems for creating, editing and compositing special visual effects for film and video, including training and other services incidental to these products.

  Revenues by geographic destination and as a percentage of total revenues are as follows:

                                          YEAR ENDED  ELEVEN MONTHS  YEAR ENDED
               GEOGRAPHIC AREA             JULY 31,       ENDED       JUNE 30,
                BY DESTINATION               1996     JUNE 30, 1997     1998
               ---------------            ----------- ------------- ------------
     North America....................... $36,286,073 $ 43,752,904  $ 70,866,936
     Europe..............................  35,774,418   36,839,458    45,385,523
     Pacific Rim.........................   8,717,015   15,396,131    26,745,421
     Other...............................   3,219,941    5,935,438     8,560,248
                                          ----------- ------------  ------------
                                          $83,997,447 $101,923,931  $151,558,128
                                          =========== ============  ============

                                                     ELEVEN MONTHS
              GEOGRAPHIC AREA           YEAR ENDED       ENDED      YEAR ENDED
              BY DESTINATION           JULY 31, 1996 JUNE 30, 1997 JUNE 30, 1998
              ---------------          ------------- ------------- -------------
     North America....................      43.2%         42.9%         46.8%
     Europe...........................      42.6          36.1          29.9
     Pacific Rim......................      10.4          15.2          17.6
     Other............................       3.8           5.8           5.7
                                           -----         -----         -----
                                           100.0%        100.0%        100.0%
                                           =====         =====         =====

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  Revenues, net income and identifiable assets for the Company's Canadian, U.S., U.K., German, French and other operations are as follows:

  Intercompany transfers between geographic areas are at prices that approximate arm's length transactions. Expenses incurred in one geographic area that benefit other areas have been allocated based upon services utilized.

                      CANADA         U.S.         U.K.        FRANCE       GERMANY       OTHER      ELIMINATIONS   CONSOLIDATED
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
1996--
Revenues.........  $  8,339,345  $ 33,090,335  $17,309,369  $ 7,696,297  $12,307,428  $  5,254,673  $         --   $ 83,997,447
Transfers between
 geographic
 locations.......    20,211,614    29,090,504          --           --           --      9,007,939    (58,310,057)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 28,550,959  $ 62,180,839  $17,309,369  $ 7,696,297  $12,307,428  $ 14,262,612  $ (58,310,057) $ 83,997,447
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net loss........  $ (1,398,871) $(11,532,447) $(5,210,577) $(2,409,595) $  (797,282) $(19,528,169) $  (3,264,240) $(44,141,181)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $103,117,776  $ 48,995,740  $20,411,397  $ 6,583,316  $ 5,937,355  $ 21,037,113  $(125,934,955) $ 80,147,742
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1997--
Revenues.........  $  5,872,359  $ 42,135,249  $16,596,218  $10,298,958  $12,388,084  $ 14,633,063  $         --   $101,923,931
Transfers between
 geographic
 locations.......    28,279,123    16,531,229    3,293,329    1,539,298          --      5,483,484    (55,126,463)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 34,151,482  $ 58,666,478  $19,889,547  $11,838,256  $12,388,084  $ 20,116,547  $ (55,126,463) $101,923,931
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $  1,199,545  $    707,540  $  (504,001) $   841,043  $   274,412  $ (9,046,246) $    (228,268) $ (6,755,975)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $148,151,830  $ 48,967,084  $21,762,860  $ 8,196,759  $ 6,107,907  $ 25,332,305  $(162,574,046) $ 95,944,699
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1998--
Revenues.........  $ 10,174,057  $ 65,461,287  $20,434,970  $14,640,546  $14,132,721  $ 26,714,547  $         --   $151,558,128
Transfers between
 geographic
 locations.......    61,579,951    17,481,159    1,604,708    1,390,882      419,736     5,532,861    (88,009,297)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 71,754,008  $ 82,942,446  $22,039,678  $16,031,428  $14,552,457  $ 32,247,408  $ (88,009,297) $151,558,128
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $ 14,756,827  $  2,561,673  $ 3,079,881  $ 1,037,665  $   895,885  $    228,907  $ (23,172,051) $   (611,213)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $137,435,570  $ 29,185,579  $11,211,994  $ 6,984,229  $ 6,911,638  $ 45,739,574  $(122,858,606) $114,609,978
                   ============  ============  ===========  ===========  ===========  ============  =============  ============

  "Other" includes the revenues, net income(loss) and identifiable assets of the Company's Asian and less significant European subsidiaries.

  Export sales from Canada were $5,788,925, $3,708,757 and $4,334,962 for the fiscal year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the fiscal year ended June 30, 1998, respectively.

(14) DEPENDENCE ON KEY SUPPLIERS

  The Company is dependent on Silicon Graphics, Inc. to manufacture and supply a large proportion of the workstations and certain peripherals used in the Company's systems. The Company purchases electronic tablets manufactured by Wacom Technology Corporation ("Wacom") and believes that while alternative suppliers are available, there can be no assurance that alternative electronic tablets would be functionally equivalent or be available on a timely manner or on similar terms.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

(15) ACQUISITIONS

 (a) Denim Software

  On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim Software L.L.C., a Delaware limited liability company ("Denim"), pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997 among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership. The purchased assets consist primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill.

  The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000 and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from operations. The transaction has been accounted for using the purchase method. The Company incurred a one-time charge of $9,800,000 based on an independent appraisal, or $0.35 per share, for in-process research and development that had not yet reached technical feasibility and had no alternative use, purchased and expensed in the eleven-month period ended June 30, 1997. Goodwill, in the amount of $315,000, has been recorded and is included in other assets in the consolidated balance sheet. The terms of the transaction were the result of arms-length negotiations between the representatives of Discreet and Denim.

 (b) D-Vision Systems

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A substantial portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had not alternative use for which the Company incurred a one-time charge against earnings in the amount of $21,000,000 ($0.72 per share), based on an independent appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

 (c) Lightscape Technologies, Inc.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation
("Lightscape"). On

                     DISCREET LOGIC INC. AND SUBSIDIARIES

December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet Logic acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A substantial portion of the purchase price and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet Logic incurred a one-time charge against earnings in the amount of $5,800,000 ($0.20 per share), based on an independent appraisal, in the quarter ended December 31, 1997 and approximately $1,087,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arm's-length negotiations between the representatives of Discreet and Lightscape.

(D) PROFORMA INFORMATION

  The following presents, on an unaudited basis, certain items of the Company's result of operations, for the fiscal years ended June 30, 1997 and 1998, as though the acquisitions discussed above had occurred on August 1, 1996:

                                                        1997          1998
                                                    ------------  ------------
   Revenues........................................ $108,151,000  $152,277,000
   Operating income (loss)......................... $(13,911,000) $  6,048,000
   Net loss........................................ $(18,944,000) $ (2,747,000)

(16) GAIN ON SALE OF INVESTMENT

  In May 1998, Essential Communications Corporation, a company in which Discreet held a minority interest investment of preferred shares, was sold. As a result of this sale, the Company received proceeds of $2,500,000 in exchange for its preferred shares. Previously, in fiscal 1996, the Company had taken a charge to operations due to the uncertainty regarding the realizability of this investment. Upon receipt of the proceeds, the Company realized a gain of approximately $2,500,000.

(17) COST OF TERMINATED AGREEMENT WITH MGI

  In its fourth quarter of fiscal 1998, the Company announced a mutual termination of its Arrangement Agreement entered into on March 9, 1998 with MGI Software Corp. ("MGI"). Both the Company and MGI determined that, in light of current conditions which could result in significant delays in the realization of previously discussed anticipated benefits and synergies of the merger, it was in the best interests of both companies to terminate the agreement and remain independent companies. The Company incurred approximately $1,713,000 of costs, expensed in fiscal 1998, related to this terminated agreement.

(18) PURCHASE OF LAND AND FACILITIES

  In August 1995, the Company purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,916,000 at June 30, 1998). Additionally, in December 1995, the Company purchased land and a building in Montreal for Cdn$1,730,000 (or approximately $1,250,000 at June 30, 1997).

                     DISCREET LOGIC INC. AND SUBSIDIARIES

During fiscal 1996, the carrying value of the London and Montreal buildings were written down to their estimated fair market values and these buildings were classified as assets held for resale. In September 1997, the Company sold its Montreal land and office building for a price not materially different from its carrying value.

(19) RESTRUCTURING

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

  In the fourth quarter of fiscal 1998, the Company reversed approximately $2,333,000 of excess reserves, related primarily to the estimated cost of terminating leases, no longer considered necessary to complete the restructuring plan.

  The charges against the restructuring reserve include the following amounts:

                         YEAR ENDED
                          JULY 31,  ELEVEN MONTHS ENDED
                            1996       JUNE 30, 1997        YEAR ENDED JUNE 30, 1998
                         ---------- ------------------- --------------------------------
                          CHARGES         CHARGES        CHARGES    REVERSED    TOTAL
Asset write down........ $4,421,000     $1,269,000      $  359,000 $  141,000 $  500,000
Lease terminations and
 leasehold improvements
 reserve................  1,072,000        865,000         366,000  1,947,000  2,313,000
Severance...............    582,000      1,768,000         205,000    245,000    450,000
Professional services
 and other..............    291,000        460,000         234,000        --     234,000
                         ----------     ----------      ---------- ---------- ----------
                         $6,366,000     $4,362,000      $1,164,000 $2,333,000 $3,497,000
                         ==========     ==========      ========== ========== ==========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The following reflects the remaining accrued restructuring expense as of June 30, 1997 and 1998, by major component:

                                                              JUNE 30,  JUNE 30,
                                                                1997      1998
                                                             ---------- --------
     Asset write down......................................  $  500,000      --
     Lease terminations and leasehold improvements reserve.   2,663,000  350,000
     Severance.............................................     450,000      --
     Professional services and other.......................     659,000  425,000
                                                             ---------- --------
                                                             $4,272,000 $775,000
                                                             ========== ========

  During the fourth fiscal quarter of 1998, the Company accrued an additional $829,000 charge, which is included as a component of the restructuring expense in 1998, for the closure of its U.K. research and development facility, and the related termination of 17 employees.

  The components of the charge are as follows:

     Asset write down................................................. $444,000
     Severance........................................................  198,000
     Professional services and other..................................  187,000
                                                                       --------
                                                                       $829,000
                                                                       ========

  As at June 30, 1998, the closure was substantially complete and the Company still had $50,000 of restructuring reserves primarily for the estimated legal and tax costs dissolution of the subsidiary. All other amounts were paid as of June 30, 1998.

(20) CHANGE IN YEAR END COMPARATIVE RESULTS

  Selected unaudited estimated results for the eleven-month period ended June 30, 1996 were approximately as follows:

     Revenues..................................................... $ 73,000,000
     Gross profit.................................................   31,176,000
     Provision for income taxes...................................    1,435,000
     Net loss.....................................................  (43,310,000)

(21) GOVERNMENT ASSISTANCE

 (a) SDI loan

  The Company entered into a loan agreement with the Societe de Developpement Industriel du Quebec dated as of May 7, 1998 whereby an interest free loan was granted to the Company by the Quebec government in the amount of Cdn$2,800,000 (approximately $1,909,000 at June 30, 1998) in relation with the Lightscape acquisition. The loan is conditional to the Company meeting certain criteria:

    1. During the five year period following the disbursement of the loan by the Quebec government, the Company is required to create 200 jobs and maintain each of these jobs for a five year period after their creation;

    2. The loan should not exceed Cdn$2,800,000 or 20% of the costs incurred by the Company for the Lightscape acquisition.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The loan is payable in four annual installments of Cdn$600,000 (approximately $409,000 at June 30, 1998) commencing in July 2004 and a final installment of Cdn$400,000 (approximately $273,000 at June 30, 1998) in July 2008. The loan is interest free until July 2004, after which it will bear interest at the Canadian prime rate (approximately 6.50% at June 30, 1998) plus 1.5%. In the situation where the criteria mentioned above are not respected, a portion of the loan may have to be repaid at an earlier date. The loan was disbursed to the Company in July 1998.

 (b) PACST Subsidy Program

  The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $2,054,000 at June 30, 1998) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of June 30, 1998, an advance of Cdn$350,000 (approximately $244,000 at June 30, 1998) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been classified as a liability in accrued expenses at June 30, 1998.

(22) SUBSEQUENT EVENTS

  On August 20, 1998, the Company announced that it has entered into a definitive agreement providing for the acquisition of the Company by Autodesk, Inc. ("Autodesk"). The combination is intended to create the premier total solutions provider of digital content design, creation, and manipulation tools for the creation of moving images. Under the terms of the agreement, Autodesk will issue 0.525 shares of common stock for each outstanding share of Discreet Logic stock and the transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including regulatory approvals and approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and all Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk. The complaint asks the court to enjoin the consummation of the Transactions or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

            REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS ON SCHEDULE

To Discreet Logic Inc.:

  We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries as of June 30, 1997 and June 30, 1998 and the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998, included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /S/ ARTHUR ANDERSEN & CIE
                                       Chartered Accountants
                                       General Partnership
Montreal, Canada
July 31, 1998
(except with respect to the matters discussed
in Note 22, as to which the date is September 11, 1998.)

                                  SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 CHARGED
                         BALANCE AT  ADDITION      TO                            BALANCE AT
                         BEGINNING    DUE TO    COSTS AND            TRANSLATION   END OF
      DESCRIPTION        OF PERIOD  ACQUISITION EXPENSES  WRITE-OFFS ADJUSTMENTS   PERIOD
      -----------        ---------- ----------- --------- ---------- ----------- ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
  July 31, 1996.........   431,000        --    3,307,000   89,000         --    3,649,000
  June 30, 1997......... 3,649,000        --          --    48,000     114,000   3,487,000
  June 30, 1998......... 3,487,000    309,000         --    88,000      54,000   3,654,000

                          BALANCE AT  CHARGED TO  CHARGED            BALANCE AT
                         BEGINNING OF COSTS AND   AGAINST   RESERVE    END OF
                            PERIOD     EXPENSES   RESERVE  REVERSALS   PERIOD
                         ------------ ---------- --------- --------- ----------
RESTRUCTURING RESERVE
  July 31, 1996.........  15,000,000       --    6,365,516       --  8,634,484
  June 30, 1997.........   8,634,484       --    4,361,781       --  4,272,703
  June 30, 1998.........   4,272,703   829,000   1,943,088 2,333,615   825,000

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                          PAGE
 -----------                         -----------                          ----
  2.1        Asset Purchase Agreement dated as of June 12, 1997 among
             3380491 Canada Inc., Denim Software L.L.C., Sam Khulusi,
             Frank Khulusi, Westco Denim Investments Group, Ltd., a
             California limited partnership, and Frank Khulusi Family
             Limited Partnership, a California limited partnership
             (filed as Exhibit 2.1 to the Company's Current Report on
             Form 8-K dated June 12, 1997 and incorporated herein by
             reference).
  2.2        Stock Purchase Agreement dated as July 10, 1997 among the
             Company, D-Vision Systems, Inc. ("D-Vision"), its former
             stockholders and certain other individuals (filed as
             Exhibit 2.1 to the Company's Current Report on Form 8-K
             dated July 15, 1997 (the "D-Vision 8-K") and incorporated
             herein by reference).
  2.3        Registration Rights Agreement dated as of July 15, 1997
             among the Company, D-Vision and its former stockholders
             (filed as Exhibit 2.2 to the D-Vision 8-K and incorporated herein by reference).
  2.4        Escrow Agreement dated as of July 15, 1997 among the
             Company, D-Vision, its former stockholders and certain
             other individuals (filed as Exhibit 2.3 to the D-Vision 8-
             K and incorporated herein by reference).
 *2.5        Amended and Restated Agreement and Plan of Acquisition and
             Amalgamation by and among Autodesk, Inc., Autodesk
             Development B.V. 9066-9771 Quebec Inc., Autodesk Canada
             Inc., 9066-9854 Quebec Inc. and Discreet Logic Inc. dated
             as of September 23, 1998.
  3.1        Articles of Incorporation, as amended (filed as Exhibit
             4.2 to the Company's Registration Statement on Form S-8
             (file No. 33-97400) (the "Registration Statement on Form
             S-8") and incorporated herein by reference).
  3.2        By-laws (filed as Exhibit 4.3 to the Company's
             Registration Statement on Form S-8 and incorporated herein by reference).
  4.1        Specimen Stock Certificate representing the Common Shares
             (filed as Exhibit 4.1 to the Company's Registration
             Statement on Form S-8 and incorporated herein by
             reference).
  4.2        Common Shares Purchase Agreement by and between Discreet
             Logic Inc. and Intel Corporation made and entered into as
             of March 4, 1998 (filed as Exhibit 4.1 to the Company's
             Current Report on Form 8-K dated March 4, 1998 and
             incorporated herein by reference).
  4.3        Investor Rights Agreement by and among Discreet Logic Inc.
             and Intel Corporation made and entered into as of March 4,
             1998 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 4, 1998 and incorporated herein by reference).
 10.1        Employee Agreement, dated November 4, 1994, by and between the Company and David N. Macrae (filed as Exhibit 10.1 to
             the Company's Registration Statement on Form F-1, as
             amended (file No. 33-90776) (the "Registration Statement
             on Form F-1") and incorporated herein by reference).
 10.2        Memorandum of Agreement dated November 4, 1994, by and
             between the Company and David N. Macrae (filed as Exhibit
             10.2 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
 10.3        Employment Agreement, dated February 25, 1994, by and
             between the Company and Gary G. Tregaskis (filed as
             Exhibit 10.3 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
 10.4        Employment Agreement, dated June 20, 1996, by and between
             the Company and Francois Plamondon (filed as Exhibit 10.4
             to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and incorporated herein by
             reference).

 EXHIBIT NO.                         DESCRIPTION                          PAGE
 -----------                         -----------                          ----
 10.5        Contract of Transaction, dated March 27, 1995, by and
             between the Company and certain subsidiaries and Robert J.
             Schiller (filed as Exhibit 10.4 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
 10.6        Share Cancellation Agreement, dated March 27, 1995, by and between the Company and Robert J. Schiller (filed as
             Exhibit 10.6 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
 10.7        Memorandum of Agreement, dated March 9, 1994, by and
             between the Company and 9002-1585 Quebec Inc. (filed as
             Exhibit 10.7 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
 10.8        Silicon Graphics, Inc. Value-Added Reseller Agreement,
             dated May 9, 1994, by and between the Company and Silicon
             Graphics, Inc. (filed as Exhibit 10.8 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
 10.9        Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension, dated October 4, 1995, by and between the
             Company and Silicon Graphics, Inc. (filed as Exhibit 10.8
             to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 and incorporated herein by
             reference).
 10.10       Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension, dated October 16, 1996, by and between the
             Company and Silicon Graphics, Inc. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and incorporated herein by
             reference).
 10.11       Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension dated July 8, 1997, by and between the Company
             and Silicon Graphics, Inc. (filed as Exhibit 10.11 to the
             Company's Annual Report on Form 10-K for the fiscal year
             ended June 30, 1997 and incorporated herein by reference).
 10.12       Credit and Leasing Facility Agreement, dated May 17, 1994, by and between the Company and Banque Nationale de Paris
             (Canada) (filed as Exhibit 10.10 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
 10.13       Amendment to Credit and Leasing Facility, dated May 17,
             1995, by and between the Company and Banque Nationale de
             Paris (Canada) (filed as Exhibit 10.10(a) to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
 10.14       Security Agreement, dated July 8, 1994, by and between
             Discreet Logic-USA Inc. and Banque Nationale de Paris
             (filed as Exhibit 10.11 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
 10.15       Guaranty Agreement, dated July 8, 1994, by and between
             Discreet Logic-USA Inc. and Banque Nationale de Paris
             (filed as Exhibit 10.12 to the Company's Registration
             Statement on Form F-1 and incorporated herein by
             reference).
 10.16       Letter Agreement of Amendment, dated July 22, 1997, by and between Discreet Logic Inc. and Banque Nationale de Paris
             (Canada) (filed as Exhibit 10.16 to the Company's
             transition report for the transition period from August 1,
             1996 to June 30, 1997 and is incorporated by reference).
 10.17       Lease Agreement, dated March 1, 1994, by and between the
             Company and Peck Building Reg'd as amended through
             December 1994 (filed as Exhibit 10.13 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).

 EXHIBIT NO.                         DESCRIPTION                          PAGE
 -----------                         -----------                          ----
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


  10.21      1995 Employee Stock Purchase Plan (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 and
             incorporated herein by reference).
  10.22      1995 Non-Employee Director Stock Option Plan (filed as
             Exhibit 10.17 to the Company's Registration Statement on
             Form F-1 and incorporated herein by reference).
  10.23      1997 Special Limited Non-Employee Director Stock Option
             Plan (filed as an exhibit to the Company's transition
             report for the transition period from August 1, 1996 to
             June 30, 1997 and is incorporated by reference).
  10.24      Asset Purchase Agreement by and between the Brughetti
             Corporation and Discreet Logic (Barbados) Inc. dated as of
             May 17, 1995 (filed as Exhibit 10.18 to the Company's
             Registration Statement on Form F-1 and incorporated herein by reference).
  10.25      Share Purchase Agreement by and between Discreet Logic
             GmbH and the several sellers named therein dated as of
             October 24, 1995 (filed as Exhibit 10.20 to the Company's
             Annual Report on Form 10-K for the fiscal year ended July
             31, 1995 and incorporated herein by reference).
  10.26      Asset Purchase Agreement by and between IMP Innovative
             Medientechnik-und Planungs--GmbH and Discreet Logic
             (Barbados) Inc. dated as of October 24, 1995 (filed as
             Exhibit 10.21 to the Company's Annual Report on Form 10-K
             for the fiscal year ended July 31, 1995 and incorporated
             herein by reference).
  10.27      Subscription and Stock Restriction Agreement by and among
             Discreet Logic GmbH, the Company and the several
             stockholders named therein dated as of October 24, 1995
             (filed as Exhibit 10.22 to the Company's Annual Report on
             Form 10-K for the fiscal year ended July 31, 1995 and
             incorporated herein by reference).
  10.28      Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension dated March 26, 1998, by and between the Company and Silicon Graphics, Inc. (filed as an Exhibit to the
             Company's Quarterly report for the Quarter ended March 31,
             1998 and is incorporated herein by reference).
 *10.29      Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension dated July 15, 1998, by and between the Company
             and Silicon Graphics, Inc.
 *10.30      Silicon Graphics, Inc. Value-Added Reseller Agreement
             Extension dated September 16, 1998, by and between the
             Company and Silicon Graphics, Inc.
 *21.1       Subsidiaries of the Company.
 *23.1       Consent of Arthur Andersen & Cie.
 *24.1       Power of Attorney (included on the signature page of this
             Form 10-K).
 *27         Financial Data Schedule.

                                      X-3