Form 10-K/A
period 1998-06-30
DISCREET LOGIC INC
filed 1998-10-29
CIK 943318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________
                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For The Fiscal Year Ended: June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                to

                        Commission File Number:  0-26100
                        ________________________________
                              DISCREET LOGIC INC.
             (Exact name of registrant as specified in its charter)


               QUEBEC                                    98-0150790
------------------------------                           ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


           10 DUKE STREET,
       MONTREAL, QUEBEC, CANADA                           H3C 2L7
----------------------------------------                 ----------
(Address of principal executive officer)                 (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (514) 393-1616

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON SHARES, WITHOUT PAR VALUE
                        --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 24, 1998 (based on the closing price as quoted by Nasdaq National Market as of such date) was $239,788,835. As of September 24, 1998, 28,819,358 of the registrant's common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

     The undersigned registrant, Discreet Logic Inc. (the "Company"), hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth on the pages attached hereto.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT


SECTION 16 REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and holders of more than 10% of the Company's Common Shares (collectively, "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended June 30, 1998 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     The Company entered into an agreement with Winston Rodrigues dated as of September 26, 1997 related to Mr. Rodrigues' employment as Senior Vice President, Operations of the Company. Pursuant to such agreement, Mr. Rodrigues received an annual base salary of US$119,315 (Cdn. $175,000 converted as of June 30, 1998) and was eligible to receive an annual bonus in an amount determined by the Compensation Committee of the Board of Directors, such amount not to exceed 40% of the annual base salary, if the Company achieved certain budgets and forecasts approved by the Board of Directors from time to time. In addition, in the event the Company did not meet such budgets and forecasts, the Board of Directors could approve for Mr. Rodrigues an annual bonus not to exceed 40% of his annual base salary if the Board of Directors was of the view that Mr. Rodrigues' performance was outstanding and the Company's failure to achieve its budgets and forecasts was not attributable to factors within Mr. Rodrigues' control. In addition, the Company agreed to advance Mr. Rodrigues $23,000, interest free, if Mr. Rodrigues left his former employer prior to December 31, 1997 and thereby incurred a $23,000 resignation penalty. The Company further agreed to forgive such advance if Mr. Rodrigues remained at the employment of the Company for at least twelve consecutive months, provided Mr. Rodrigues complied with all other terms and obligations under the agreement, failing which the advance would become immediately due and payable upon Mr. Rodrigues' cessation of employment. In August 1998, the Board of Directors of the Company increased Mr. Rodrigues' annual base salary from Cdn. $175,000 to Cdn. $210,000, and increased his eligible annual bonus from 40% to 50% of his annual base salary.

     The agreement provides that Mr. Rodrigues' employment with the Company may be terminated by Mr. Rodrigues upon three months written notice to the Company, in which case the Company must pay to Mr. Rodrigues his salary and benefits for the remaining time period specified in his notice of termination. The agreement further provides that the Company may terminate the agreement at any time, with or without cause, upon written notice. In the event Mr. Rodrigues' employment is terminated by the Company without cause, the Company must pay Mr. Rodrigues a lump sum amount equal to six months of his base annual salary at the time of such termination. In addition, Mr. Rodrigues was granted an incentive stock option to purchase 45,000 Common Shares of the Company under the Company's Amended and Restated 1994 Restricted Stock and Stock Option Plan at an exercise price of $21.00 per share. In the event that Mr. Rodrigues' employment is terminated without cause after October 27, 1998, then all options to purchase shares of the Company which would have next vested, shall immediately vest upon such termination.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                    DISCREET LOGIC INC.



                                    By:  /s/ Francois Plamondon
                                       --------------------------------
                                       Francois Plamondon
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Secretary and Treasurer

Dated:  October 27, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-----------  -------------------------------------------------------------------
   10.1      Employment Agreement dated September 26, 1997, by and between the
             Company and Winston Rodrigues.