Form 10-Q
period 1998-09-30
DISCREET LOGIC INC
filed 1998-11-17
CIK 943318

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from              to

                         Commission file number 0-26100


                              DISCREET LOGIC INC.
             (Exact name of registrant as specified in its charter)



                                     QUEBEC
                          (State or other jurisdiction
                       of incorporation or organization)

                                   98-0150790
                                 (IRS Employer
                             Identification Number)


                                 10 DUKE STREET
                        MONTREAL, QUEBEC, CANADA H3C 2L7
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (514) 393-1616


  Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [ ]

  29,882,793 shares of the registrant's Common Shares, without par value, were outstanding as of November 9, 1998.

                      DISCREET LOGIC INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                    CONTENTS

ITEM NUMBER                                                                             PAGE
-----------                                                                             ----
PART I:   FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
                   Balance Sheets.....................................................     3
                   Statements of Operations...........................................     4
                   Statements of Cash Flows...........................................     5
                   Notes to Condensed Consolidated Financial Statements...............     6
 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................    11

PART II:  OTHER INFORMATION
 Item 1.    Legal Proceedings.........................................................    19
 Item 6.    Exhibits and Reports on Form 8-K..........................................    19

SIGNATURES............................................................................    20

                                     PART I

                     DISCREET LOGIC INC.  AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE DATA)

                                                                              JUNE 30,    SEPTEMBER 30,
                                                                            ------------  --------------
                                                                                1998           1998
                                                                            ------------  --------------
                                                                                           (UNAUDITED)
                                  ASSETS
Current Assets:
  Cash and cash equivalents...............................................     $ 43,746        $ 44,035
  Accounts receivable (less reserves for doubtful accounts)...............       32,102          27,346
  Inventory--
     Resale...............................................................        7,881          10,187
     Demonstration........................................................        4,776           5,287
  Other current assets....................................................        4,719           6,411
                                                                               --------        --------
                                                                                 93,224          93,266
Property and equipment--less accumulated depreciation and amortization....        9,576           8,970
Deferred income taxes.....................................................          878             752
Other assets..............................................................        6,548           6,405
Assets held for resale....................................................        4,384           4,473
                                                                               --------        --------
                                                                               $114,610        $113,866
                                                                               ========        ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...................................     $ 36,099        $ 35,102
  Deferred revenue........................................................        6,545           6,593
  Income taxes payable....................................................        9,883           7,338
  Customer deposits.......................................................          288             477
                                                                               --------        --------
                                                                                 52,815          49,510
                                                                               --------        --------
  Deferred income taxes...................................................        2,229           2,843
                                                                               --------        --------
Shareholders' Equity:
  Preferred shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--none
  Common shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--29,617,504 shares at June 30, 1998 and
       29,852,253 at September 30, 1998...................................      106,841         108,163
  Accumulated deficit.....................................................      (43,251)        (41,716)
  Cumulative translation adjustment.......................................       (4,024)         (4,934)
                                                                               --------        --------
     Total shareholders' equity...........................................       59,566          61,513
                                                                               --------        --------
                                                                               $114,610        $113,866
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                     --------------------------------
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                     -------------      -------------
                                                         1997                1998
                                                         ----                ----
Total revenues.........................................  $ 38,405           $27,431
Cost of revenues.......................................    17,280            12,759
                                                         --------           -------
  Gross profit.........................................    21,125            14,672
                                                         --------           -------
Operating expenses:
  Research and development (net of tax credits)........     3,512             3,750
  Sales and marketing..................................     7,433             7,914
  General and administrative...........................     1,884             2,157
  Charge for purchased research and development........    21,000                --
                                                         --------           -------
     Total operating expenses..........................    33,829            13,821
                                                         --------           -------
     Operating income (loss)...........................   (12,704)              851
Other income net.......................................       377             1,547
                                                         --------           -------
  Income (loss) before income taxes....................   (12,327)            2,398
Provision for income taxes.............................     2,775               863
                                                         --------           -------
  Net income (loss)....................................  $(15,102)          $ 1,535
                                                         ========           =======
Earnings (loss) per share:
  Basic................................................  $  (0.53)          $  0.05
                                                         ========           =======
  Diluted..............................................  $  (0.53)          $  0.05
                                                         ========           =======
Weighted average common shares outstanding:
  Basic................................................    28,659            29,681
                                                         ========           =======
  Diluted..............................................    28,659            30,826
                                                         ========           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                               --------------  --------------
                                                                                                    1997            1998
                                                                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................................       $(15,102)        $ 1,535
  Adjustments to reconcile net income (loss) to cash used in operating activities -
     Depreciation and amortization...........................................................          1,997           2,164
     Deferred income taxes...................................................................          1,369             740
     Write-off of in-process research and development........................................         21,000              --
     Write-off of assets related to restructuring............................................            109              --
     Compensation expense related to stock options...........................................            167             183
     Changes in assets and liabilities--
       Restricted cash.......................................................................        (10,800)             --
       Accounts receivable...................................................................         (1,704)          4,756
       Inventory.............................................................................           (275)         (2,996)
       Income taxes receivable...............................................................            448              --
       Other current assets..................................................................         (1,276)         (1,692)
       Accounts payable and accrued expenses.................................................         (2,644)         (3,059)
       Insurance proceeds related to class action litigation.................................          3,459              --
       Deferred revenue......................................................................            936              48
       Income taxes payable..................................................................            211          (2,544)
       Customer deposits.....................................................................           (930)            189
                                                                                                    --------         -------
     Net cash used in operating activities...................................................         (3,035)           (676)
                                                                                                    --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........................................................         (2,323)           (976)
  Increase in other assets...................................................................             --            (231)
  Proceeds on disposal of assets held for resale.............................................            818              --
  Cash paid for D-Vision acquisition and related costs.......................................        (10,342)             --
                                                                                                    --------         -------
     Net cash used in investing activities...................................................        (11,847)         (1,207)
                                                                                                    --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from government loan..............................................................             --           2,061
  Proceeds from the exercise of stock options................................................            506             831
  Proceeds from employee stock purchase plan.................................................            217             308
                                                                                                    --------         -------
     Net cash provided by financing activities...............................................            723           3,200
                                                                                                    --------         -------
Foreign exchange effect on cash..............................................................           (987)         (1,028)
                                                                                                    --------         -------
(Decrease) increase in cash and cash equivalents.............................................        (15,146)            289
Unrestricted cash and cash equivalents, beginning of period..................................         31,668          43,746
                                                                                                    --------         -------
Unrestricted cash and cash equivalents, end of period........................................       $ 16,522         $44,035
                                                                                                    ========         =======
Supplemental disclosure of cash flow information:
  Interest paid during the period............................................................       $     21         $    20
                                                                                                    --------         -------
  Income taxes paid during the period........................................................       $  2,110         $ 2,425
                                                                                                    --------         -------
In connection with the acquisition of D-Vision in July 1997, the following non-cash transaction occurred:
       Fair value of assets acquired.........................................................       $ 27,210              --
       Liabilities assumed...................................................................         (5,811)             --
       Cash acquired.........................................................................           (408)             --
       Issuance of 555,000 shares of Common Stock............................................        (10,649)             --
                                                                                                    --------         -------
Cash paid for acquisition, net of cash acquired..............................................       $(10,342)             --
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. (''Discreet'' or the ''Company'') pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.


(2) PROPOSED MERGER WITH AUTODESK, INC.

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of the Company by Autodesk, Inc. (''Autodesk''). Under the terms of the agreement, Discreet shareholders would receive 0.525 shares of Autodesk common stock for each outstanding share of common stock of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

(3) LITIGATION AND RELATED SETTLEMENT EXPENSES

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


(b) Griffith & Tekushan, Inc.

  On June 2, 1998, the Company was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the ''Action''). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this time.

(c) Class Action Litigation

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet's directors and certain unidentified ''John Does.'' The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them. On October 26, 1998, the Company filed motions to dismiss the action, which currently are pending.

  On September 29, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al vs. Discreet Logic Inc., et al., case No.175037. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified ''John Does.'' The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

(4) EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by ''Basic'' EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. ''Diluted'' EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to disclose both basic and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.

  The following table presents, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                      THREE-MONTHS ENDED               THREE-MONTHS ENDED
                               ---------------------------------  -----------------------------
                                      SEPTEMBER 30, 1997               SEPTEMBER 30, 1998
                               ---------------------------------  -----------------------------
                                 INCOME      SHARES      EPS       INCOME    SHARES      EPS
                               -----------  --------  ----------  --------  --------  ---------
Basic EPS
  Income available to
    Common
    Shareholders.............    $(15,102)    28,659     $(0.53)    $1,535    29,681      $0.05
                                                         ======                           =====

Effect of Dilutive
 Securities
  Impact of exercise of
    stock options under
    treasury stock
    method...................          --         --                   --      1,145
                                 --------     ------     ------     ------    ------

Diluted EPS
  Income available to
    Common
    Shareholders and
    assumed exercises........    $(15,102)    28,659     $(0.53)    $1,535    30,826      $0.05
                                 ========     ======     ======     ======    ======      =====


  In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. 2,297,000 and 760,000 options were excluded from the computation of diluted EPS for the three-month periods ended September 30, 1997 and 1998, respectively, because they were anti-dilutive.

(5) RELATED PARTY PURCHASES

  During the quarter ended September 30, 1998, the Company purchased marketing services in the amount of $244,000 from Behaviour Design Inc. As of September 30, 1998, a receivable of approximately $287,000, from previous sales to Behaviour Entertainment, Inc. and Behaviour Studios, Inc., is outstanding in other current assets. These related parties are companies controlled by the Company's Chairman and Chief Executive Officer.

  During the quarter ended September 30, 1998, the Company made rental payments in the amount of $387,000 to TGR Zone Corporation (''TGR Zone''), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer, for space in its new headquarters in Montreal. The Company made payments of $204,000 for the same period last year.

  In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.


(6) RECENT ACCOUNTING PRONOUNCEMENTS

a) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for the presentation and disclosure requirements for comprehensive income. SFAS 130 became effective or fiscal years beginning after December 15, 1997. Effective July 1, 1998, Discreet adopted SFAS 130.

The Company's total comprehensive income was as follows for the periods presented herein:

                                                THREE-MONTHS ENDED   THREE-MONTHS ENDED
                                                -------------------  -------------------
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------  -------------------
                                                       1997                 1998
                                                -------------------  -------------------
     Net income (loss)                               $(15,102)              $1,535
     Foreign currency translation adjustment         $ (1,012)              $ (911)
                                                     --------               ------
     Total comprehensive income (loss)               $(16,114)              $  624
                                                     ========               ======

b) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's fiscal year 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date. The Company is currently evaluating the impact of SFAS 131 on its financial disclosures.

c) In June 1998, the FASB issued SFAS 133, ''Accounting for Derivative Instruments and Hedging Activities''. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending June 30, 2000. Management believes that this statement will not have a significant impact on the Company.

d) In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations.

e) In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal year 2000 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.



(7) DEMAND LINE OF CREDIT, LEASING AND TAX CREDIT FACILITIES

  The Company has a revolving demand line of credit and leasing facility agreement with its bank. This agreement provides for a revolving demand line of credit under which it can borrow up to Cdn$7,000,000 (approximately $4,580,000 at September 30, 1998). Advances under the line accrue interest monthly at the Canadian prime rate (7.25% at September 30, 1998) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $393,000 at September 30, 1998) demand leasing facility, and a Cdn$600,000 (approximately $393,000 at September 30, 1998) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (7.25% at September 30, 1998) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios. As of September 30, 1998, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to the Company under the line of credit was reduced by the letter of guarantee discussed below.

  The Company's Japanese subsidiary has a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate for the period (approximately 2.1% at September 30, 1998) and are secured by a letter of guarantee, in the amount of $3,000,000, issued by the Company in favor of the subsidiary's bank. As of September 30, 1998, the subsidiary had borrowed
(Yen)378,784,000 (approximately $2,803,000 at September 30, 1998).


(8) GOVERNMENT ASSISTANCE

(a) SDI loan

  The Company entered into a loan agreement with the Societe de Developpement Industriel du Quebec dated as of May 7, 1998 whereby an interest free loan was granted to the Company by the Quebec government in the amount of Cdn$2,800,000 (approximately $1,834,000 at September 30, 1998) in relation with the acquisition of Lightscape Technologies, Inc.. The loan is conditional to the Company meeting certain criteria:

  1. During the five year period following the disbursement of the loan by the Quebec government, the Company is required to create 200 jobs and maintain each of these jobs for a five year period after their creation;

  2. The loan should not exceed Cdn$2,800,000 or 20% of the costs incurred by the Company for the Lightscape acquisition. The loan is payable in four annual installments of Cdn$600,000 (approximately $393,000 at September 30,
     1998) commencing in July 2004 and a final installment of Cdn$400,000 (approximately $262,000 at September 30, 1998) in July 2008. The loan is interest free until July 2004, after which it will bear interest at the Canadian prime rate (approximately 7.25% at September 30, 1998) plus 1.5%. If the criteria mentioned above are not respected, a portion of the loan may have to be repaid at an earlier date. The loan was disbursed to the Company in July 1998 and is included as a component of accounts payable and accrued expenses as at September 30, 1998.


(b) PACST Subsidy Program

      The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $1,971,000 at September 30, 1998) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of June 30, 1998, an advance of Cdn$350,000 (approximately $229,000 at September 30,
    1998) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been included as a component of accounts payable and accrued expenses as at September 30, 1998.


(9) RESTRUCTURING

  During fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000 to cover the direct costs of restructuring its operations. The following amounts were charged against the restructuring reserve:

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                       SEPTEMBER 30, 1997   SEPTEMBER 30, 1998
                                       ------------------   ------------------
  Asset write down...................       $ 118,000                   -
  Lease terminations and household
    improvements reserve.............          88,000                   -
  Severance..........................          49,000                   -
  Professional services and other....         124,000              21,000
                                            ---------            --------
                                            $ 379,000            $ 21,000
                                            =========            ========

  The following reflects the remaining accrued restructuring expense as of September 30, 1997 and 1998, by major component:

                                         SEPTEMBER 30,            SEPTEMBER 30,
                                             1997                      1998
                                          ----------               ----------
  Asset write down...................     $  382,000                        -
  Lease terminations and household
    improvements reserve.............      2,575,000                  350,000
  Severance..........................        401,000                        -
  Professional services and other....        536,000                  404,000
                                          ----------                 --------
                                          $3,894,000                 $754,000
                                          ==========                 ========

  During the fourth fiscal quarter of 1998, the Company accrued an additional $829,000 charge for the closure of its U.K. research and development facility. During the three-month period ended September 30, 1998, approximately $38,000 of professional fees was charged against this restructuring reserve. As of September 30, 1998, the Company still has approximately $12,000 in restructuring reserves primarily for the estimated cost of professional fees associated with the winding down of this subsidiary.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

  Discreet Logic, Inc. ("Discreet" or the "Company") develops, assembles, markets and supports non-linear, on-line digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. Discreet's systems and software are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting as well as Web design. Discreet's revenues consist of product revenues (including licensing of its software, sales of Discreet's proprietary hardware, and resale of third party hardware) and revenues from maintenance and other services (including consulting and training). Effective January 1, 1998, Discreet has recognized revenue in accordance with Statement of Position (SOP) 97-2, entitled ''Software Revenue Recognition,'' issued by the American Institute of Certified Public Accountants. The adoption of SOP 97-2 has not had a material impact on revenue recognition.


RECENT DEVELOPMENTS

Proposed Transaction with Autodesk

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement, Discreet shareholders would receive 0.525 shares of Autodesk common stock for each outstanding share of common stock of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

Restructurings

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, Discreet incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. In response to the financial results and other developments facing the business, Discreet developed a restructuring plan during the fourth fiscal quarter of 1996. Discreet began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997. During the fourth fiscal quarter of 1998, Discreet revised its estimates of remaining costs to be incurred and reversed approximately $2,333,000 of reserves no longer considered to be necessary. Discreet still has approximately $754,000 in restructuring reserves at the end of September 30, 1998 primarily for the estimated cost of terminating leases, and the legal and taxation winding down of several subsidiaries.

  Discreet also recorded an unrelated restructuring charge in the fourth fiscal quarter of 1998 in the amount of $829,000 for the estimated costs of closing its U.K. research and development facility. As of September 30, 1998, the closure was substantially complete and Discreet still has approximately $12,000 in restructuring reserves primarily for the estimated cost of professional fees associated with the winding down of this subsidiary.

RESULTS OF OPERATIONS

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                       THREE MONTHS ENDED
                                                -------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                -------------    --------------
                                                    1997              1998
                                                    ----              ----
Total revenues...............................        100%              100%
Cost of revenues.............................         45                47
                                                    ----              ----
     Gross profit............................         55                53
                                                    ----              ----
Operating expenses:
  Research and development...................          9                13
  Sales and marketing........................         19                29
  General and administrative.................          5                 8
  Charge for purchased research and
   development...............................         55                --
                                                    ----              ----
     Total operating expenses................         88                50
                                                    ----              ----
  Operating income (loss)....................        (33)                3
Other income net.............................          1                 6
                                                    ----              ----
  Income (loss) before income taxes..........        (32)                9
Provision for income taxes...................          7                 3
                                                    ----              ----
     Net income (loss).......................       (39)%                6%
                                                    ====              ====


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

  Total revenues were $27,431,000 and $38,405,000 for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. Advanced System revenues declined in all product groups while New Media revenues increased slightly from the three-month period ended September 30, 1997. The Company believes that the decline in Advanced System revenues is primarily due to the following factors: (1) seasonally slower than expected sales in Europe; (2) general market anxiety in North America causing delays in capital spending; (3) customers deferring purchase decisions due to confusion over HDTV timing and standards; (4) what the Company believes to be temporary concerns in the Advanced Systems customer base regarding the acquisition of Discreet by Autodesk which may have lead to purchasing delays; and (5) recent changes in the Company's sales organization leadership.

  Revenues from customers outside of North America were $15,796,000 (58% of total revenues) and $18,264,000 (48% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. Although revenues in all geographical segments declined, the above factors had a greater impact on the Company's North American revenues. As a result, revenues from customers outside North America increased significantly as a percentage of total revenues. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should, as a percentage of total revenues, remain approximately the same as historical levels.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics, Inc. (SGI)), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $12,759,000 (47% of total revenues) and $17,280,000 (45% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in cost of revenues as a percentage of total revenues was primarily due to the presence of certain fixed expenses in cost of revenues partially offset by an increase in the proportion of revenues from the Company's software only new media products. Should revenues increase, the Company expects that cost of revenues as a percentage of total revenues should decrease slightly from its current levels. However, cost of revenues remains difficult to predict and is subject to fluctuations due to a number of factors including product and product configuration mix and the proportion of direct and indirect sales.

  Research and Development.   Research and development expenses consist
primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $3,750,000 (13% of total revenues) and $3,512,000 (9% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in research and development expenses was primarily due to an increase in the number of software engineers to develop and enhance Discreet's existing and newly acquired products and to develop new products. The increase in research and development expenses as a percentage of total revenues is primarily due to the decline in revenues during the three-month period ended September 30, 1998. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. Discreet has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. Discreet expects that research and development expenses will increase from current levels, however, should revenues increase, Discreet expects that research and development expenses as a percentage of total revenues should decrease from current levels.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and related benefits, facilities and administrative costs allocated to Discreet's sales and marketing personnel, tradeshow expenses, advertising, marketing programs and dealer commissions. Sales and marketing expenses were $7,914,000 (29% of total revenues) and $7,433,000 (19% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in sales and marketing expenses was primarily due to the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and the introduction of marketing initiatives designed to support the expanded dealer network. The increase in sales and marketing expenses as a percentage of total revenues is primarily due to the decline in revenues during the three-month period ended September 30, 1998. Discreet expects that sales and marketing expenses will increase from current levels, however, should revenues increase, Discreet expects that sales and marketing expenses as a percentage of total revenues should decrease from current levels.

  General and Administrative.   General and administrative expenses include the
costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of Discreet and reserves for doubtful accounts receivable. General and administrative expenses were $2,157,000 (8% of total revenues) and $1,884,000 (5% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in general and administrative expenses is explained by additional personnel and salary increases. The increase in general and administrative expenses as a percentage of total revenues is primarily due to the decline in revenues during the three-month period ended September 30, 1998. Discreet expects that general and administrative expenses will increase from their current levels, however, should revenues increase, Discreet expects that general and administrative expenses as a percentage of total revenues should decrease from current levels.

  Charge for Purchased Research and Development.   In connection with the D-
Vision acquisition, Discreet expensed $21,000,000, based on an independent appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended September 30, 1997.

  Other Income.   Other Income primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation resulted in gains of $990,000 and of $128,000 for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. These gains are primarily the result of Discreet and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated. In particular during the three-month period ended September 30, 1998, the Company recorded unrealized gains when translating into Canadian dollars its U.S. dollar cash balance and its trade receivables with its U.S.
and German subsidiaries.

  Provision for Income Taxes.   Discreet's provision for income taxes was
$863,000 and $2,775,000 for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The effective tax rate for the three-month period ended September 30, 1997 differed from the statutory rate primarily as a result of Discreet recording charges for purchased in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. Discreet has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

YEAR 2000 READINESS DISCLOSURE STATEMENTS

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


LIQUIDITY AND CAPITAL RESOURCES

  Discreet has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, the receipt of research and development tax credits from the Canadian federal government and the Quebec government, and the receipt of government grants and loans. As of September 30, 1998, Discreet had cash of approximately $44,035,000.

  Discreet's operating activities used cash of $676,000 and $3,035,000, in the three-month periods ended September 30, 1998, and 1997, respectively. The principal sources of cash for the three-month period ended September 30, 1998 were net income from operations, and the decrease in accounts receivable offset by increases in inventory, and other current assets and decreases in accounts payable and accrued expenses and income taxes payable. The decrease in accounts receivable and the increase in inventory were primarily a result of the shortfall in revenues during the three-month period ended September 30, 1998. The primary sources of cash during the three-month period ended September 30, 1997, were the receipt of insurance proceeds related to the settlement of the class action litigation, the decrease in income taxes receivable and the increases in deferred revenue and income taxes payable, offset by the transfer of cash to a restricted escrow account to be used to settle the class action litigation, the increase in accounts receivable, and the decrease in accounts payable and accrued expenses as a result of the company paying most of the liabilities assumed in connection with the D-Vision acquisition. Discreet's operating activities include $328,000 and $216,000 of research and development tax credits received from the Quebec government during the three-month periods ended September 30, 1998 and 1997, respectively.

  Discreet's investing activities used cash of $1,207,000 and $11,847,000 in the three-month periods ended September 30, 1998, and 1997, respectively. The principal uses of cash during the three-month period ended September 30, 1998 included the purchase of capital assets, primarily computer hardware and software, and the acquisition of other intangible assets related to the licensing of third-party technology. The principal uses of cash during the three-month period ended September 30, 1997 included the acquisition of D-Vision Systems, Inc. and the purchase of capital assets, primarily computer hardware and software.

  Financing activities provided cash of $3,200,000 and $723,000 during the three-month periods ended September 30, 1998 and 1997, respectively. The principal sources of cash for the three-month period ended September 30, 1998 included the receipt of a government loan from the Societe de Developpement Industriel du Quebec, and the proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan. The principal sources of cash for the three-month period ended September 30, 1997 included the receipt proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan.

  As of September 30, 1998, Discreet did not have any material commitments for capital expenditures.

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

  Discreet plans to finance its long-term capital needs with cash flow from operations and available borrowings. To the extent that such funds are insufficient to finance Discreet's activities, Discreet may have to raise funds to meet its operations and capital expenditure requirements through the issuance of additional equity, or by securing additional credit facilities. Discreet's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or to obtain additional financing. There can be no assurance that additional financing will be available on terms satisfactory to Discreet or not disadvantageous to Discreet security holders. Subject to the factors discussed in "--Certain Factors That May Affect Future Results," Discreet believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through fiscal 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Information provided by Discreet from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding Discreet's anticipated cost of revenues, anticipated expense levels and such expenses as a percentage of revenues, the portion of revenues from customers outside North America and the adequacy of cash to meet cash operations and capital expenditures, and customer concerns), as well as statements contained in the "Legal Proceedings'' section which are not historical facts, may constitute forward-looking statements. Discreet's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, timely completion of the previously announced transaction with Autodesk, the ability of the Company's computer systems and products to function properly beyond 1999, the factors discussed below, other risks discussed in this section and elsewhere in this Form 10-Q, and other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as well as from time to time in the Company's other filings with the Securities and Exchange Commission.

  Discreet's future results are subject to substantial risks and uncertainties. Discreet's future financial performance will depend in part on the successful development, introduction and customer acceptance of its existing and new or enhanced products. In addition, in order for Discreet to achieve sustained growth, the market for Discreet's systems and software must continue to develop and Discreet must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that Discreet will be successful in marketing its existing or any new or enhanced products. In addition, as Discreet enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in Discreet's current markets and there can be no assurance that Discreet will be able to develop adequate distribution channels in a timely way or compete favorably. The markets in which Discreet competes are characterized by intense competition and many of Discreet's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Discreet. These companies may introduce additional products that are competitive with those of Discreet, and there can be no assurance that Discreet's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including Discreet's entry into new markets, may result in significant price erosion that could have a material adverse effect on Discreet's business and results of operations. Discreet has recently completed the purchase of certain products and technology through acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that Discreet will not incur disruptions and unexpected expenses in integrating the operations of the acquired businesses with those of Discreet. Discreet has recently announced a proposed business combination with Autodesk. This transaction may cause a diversion of senior management time and attention, customer purchase decision deferrals, employee turnover, and other unanticipated costs which may have a material adverse affect on Discreet's results of operations.

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

  The Company believes that its operating results could vary significantly from quarter to quarter. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Historically, the Company has generally experienced greater revenues during the period following the completion of the annual conference of the National Association of Broadcasters (''NAB''), which is typically held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected as was the case for the three-month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes to customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                    PART II

Item 1.  Legal Proceedings

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

  On June 2, 1998, the Company was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the ''Action''). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this point.

  On August 28, 1998 a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet's directors and certain unidentified ''John Does.'' The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them. On October 26, 1998, the Company filed motions to dismiss the action, which currently are pending.

  On September 29, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al vs. Discreet Logic Inc., et al., case No.175037. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified ''John Does.'' The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    EXHIBIT                     DESCRIPTION OF EXHIBIT
    -------                     ----------------------
   Exhibit 10.1 Lease assignment, dated September 30, 1998, among Discreet Logic Inc., and TGR Zone Corporation and "The Peck Building Reg."

   Exhibit 10.2 Amendment, dated August 10, 1998, to Employment Agreement by and between the Company and Winston Rodrigues.

   Exhibit 10.3 Amendment, dated July 29, 1998, to Employment Agreement by and between the Company and Francois Plamondon.

   Exhibit 27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

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


                                  DISCREET LOGIC INC.


                                  By: /s/ Francois Plamondon
                                      -----------------------------------------
                                      Francois Plamondon
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary

November 16, 1998