Form 10-K/A
period 1997-06-30
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

Recent Developments

 Recent Acquisitions

  Denim Software, L.L.C. Acquisition. On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim Software L.L.C., a Delaware limited liability company ("Denim"), pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997, among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership (the "Denim Acquisition"). The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio, and related know-how and goodwill. The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000, and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The transaction was accounted for as a purchase. The Company incurred a one-time charge of $2,263,000, or $0.08 per share, as restated, for in-process research and development, purchased and expensed in its fourth fiscal quarter ended June 30, 1997, based on an appraisal. The terms of the transaction and the consideration received by Denim were the result of arms-length negotiations between the representatives of Discreet Logic and Denim. Denim developed Apple Macintosh and Microsoft Windows NT-based paint and compositing software for producing effects, interactive content and graphics design.

  D-Vision Systems, Inc. Acquisition. On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings of approximately $5,269,000, or $0.18 per share, as restated, in the quarter ending September 30, 1997, based on an appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear editing solutions.

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

  In fiscal 1995, 1996 and 1997, excluding purchased in-process research and development, the Company spent approximately $4,037,000, $14,402,000 and $9,708,000 (net of tax credits), respectively, on research and development, representing 6%, 17% and 10%, respectively, of total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." The Company's research and development staff consisted of 92 persons as of September 1, 1997.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares are traded on the Nasdaq National Market under the symbol "DSLGF." Public trading of the common shares commenced on June 30, 1995. Prior to that time, there was no public market for the Company's Common Shares. The following table sets forth the high and low sales prices for the Common Shares as reported by Nasdaq for the periods indicated:

                                                                 High     Low
                                                                ------- -------
   Fiscal 1996:
     First quarter............................................. $   29  $   19
     Second quarter............................................ $32 1/4 $17 3/4
     Third quarter............................................. $28 1/4 $ 9 3/4
     Fourth quarter............................................ $10 1/4 $ 3 7/8
   Fiscal 1997:
     First quarter............................................. $ 8 5/8 $ 3 1/2
     Second quarter............................................ $ 9 1/8 $ 5 3/4
     Third quarter............................................. $ 9 1/2 $ 5 3/4
     Fourth quarter............................................ $18 1/8 $ 5 5/8
   Fiscal 1998:
     First quarter (through September 22, 1997)................ $28 7/8 $   16

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

                                                                       Eleven
                                                                       Months
                                       Year Ended July 31              Ended
                                 ----------------------------------   June 30,
                                  1993    1994     1995      1996       1997
                                 ------  -------  -------  --------  ----------
                                 (in thousands, except per share
                                              data)                  (Restated)
Statement of Operations Data:
 Total revenues................. $2,609  $15,392  $64,549  $ 83,997   $101,924
 Cost of revenues...............    674    8,289   29,609    49,333     47,571
                                 ------  -------  -------  --------   --------
   Gross profit.................  1,935    7,103   34,940    34,664     54,353
                                 ------  -------  -------  --------   --------
 Operating expenses:
  Research and development(1)...    281      625    4,037    14,402      9,708
  Sales and marketing...........  1,059    2,785   12,588    26,088     23,206
  General and administrative(3).    500    1,383    4,855    10,582      6,501
  Write-off of purchased
   research and development(4)..    --       --       --      8,500      2,263
  Write-down of investment(2)...    --       --       --      2,500        --
  Restructuring expense(5)......    --       --       --     15,000        --
  Litigation and related
   settlement expense(6)(7).....    152    1,366      --      2,506      6,500
                                 ------  -------  -------  --------   --------
   Total operating expenses.....  1,992    6,159   21,480    79,578     48,178
                                 ------  -------  -------  --------   --------
   Operating income (loss)......    (57)     944   13,460   (44,914)     6,175
Total other income (expense)....    (44)     (86)    (170)    2,208        990
                                 ------  -------  -------  --------   --------
Income (loss) before income
 taxes and minority interest....   (101)     858   13,290   (42,706)     7,165
Provision for income taxes......     12      343    5,490     1,435      6,489
                                 ------  -------  -------  --------   --------
Net income (loss) before
 minority interest..............   (113)     515    7,800   (44,141)  $    676
                                 ------  -------  -------  --------   --------
Minority interest...............    --        32       15       --         --
                                 ------  -------  -------  --------   --------
    Net income (loss)........... $ (113) $   483  $ 7,785  $(44,141)  $    676
                                 ======  =======  =======  ========   ========
Net income (loss) per common
 share.......................... $ (.01) $   .02  $   .31  $  (1.64)  $   0.02
                                 ======  =======  =======  ========   ========
Weighted average common shares
 outstanding.................... 20,954   23,094   24,886    26,837     28,894
                                 ======  =======  =======  ========   ========

                                                     July 31,
                                              -----------------------  June 30,
                                               1994    1995    1996      1997
                                              ------  ------- ------- ----------
                                                  (in thousands)      (Restated)
Balance Sheet Data:
 Cash and cash equivalents................... $  826  $40,987 $21,658  $ 31,668
 Working capital (deficit)...................   (382)  41,847  24,030    18,537
 Total assets................................  9,431   76,858  80,148   103,377
 Total shareholders' equity..................    934   50,124  42,343    44,381

--------
(1) Research and development expenses are net of Canadian federal and provincial tax credits of $314,000, $450,000, $545,000, $711,000, and
    $696,000 for the years ended July 31, 1993, 1994, 1995, 1996, and the eleven months ended June 30, 1997 respectively. See Note 7 of Notes to the Company's consolidated financial statements.
(2) In the third fiscal quarter of 1996, the Company charged to operations $2,500,000 as research and development expense related to its investment in Series B convertible, voting, preferred shares of Essential Communications due to the uncertainty regarding the realizability of the investment in the preferred shares.
(3) In Fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable, and provided $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements. See Note 2(g) of Notes to the Company's consolidated financial statements. In addition, in the third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the amount expected to be realized upon its sale.
(4) As part of the Company's acquisition of all of the outstanding shares of Computer-und Serviceverwaltungs AG ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH ("IMP") in October 1995, the Company charged to operations $8,500,000 of in-process research and development. As part of the Company's acquisition of substantially all of the assets of Denim Software L.L.C., the Company charged to operations $2,263,000 as restated, of in-process research and development.
(5) In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000. See Note 17 of Notes to the Company's consolidated financial statements.
(6) The results of operations for fiscal 1993 and 1994 include charges of $152,000 and $1,366,000, respectively, for litigation and related settlement expenses in connection with the Company's litigation and arbitration with Softimage.
(7) The results of operations for fiscal 1996 includes a charge of $2,506,000 to operations for legal costs associated with defending the class action lawsuits. In fiscal 1997, an additional charge of $6,500,000 was recorded to accrue the anticipated costs of settling all three lawsuits under the agreement-in-principle. See Note 5 of Notes to Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein.

Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the AICPA dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997. The impact on the Company's previously reported financial information is as follows:

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In-process research and development.................... $ 9,800,000 $ 2,263,000
Acquired technology....................................   1,463,991   1,463,991
Goodwill...............................................     315,000   7,852,000
Fair value of tangible assets acquired.................     606,009     606,009
                                                        ----------- -----------
                                                        $12,185,000 $12,185,000
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements as of and for the eleven-month period ended June 30, 1997 is as follows:

                                                                1997
                                                       ------------------------
                                                       As Reported  As Restated
                                                       -----------  -----------
Other assets.......................................... $ 2,659,964  $10,092,283
Accumulated deficit................................... $42,639,374  $35,207,055
General and administrative expenses................... $ 6,396,024  $ 6,500,705
Write-off of purchased research and development....... $ 9,800,000  $ 2,263,000
Operating income (loss)............................... $(1,257,395) $ 6,174,924
Net income (loss)..................................... $(6,755,975) $   676,344
Basic earnings (loss) per share....................... $     (0.24) $      0.02
Diluted earnings (loss) per share..................... $     (0.24) $      0.02

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

  Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding the Company's anticipated cost of revenues, statements regarding the adequacy of cash to meet operations, statements concerning anticipated expense levels and such expenses as a percentage of revenues, statements about the portion of revenues from customers outside North America, and the implementation of the restructuring plan), "Business--Overview and Recent Developments," "--Other Products and Products Under Development," "-- Marketing and Sales," "--Proprietary Rights," "--Manufacturers and Suppliers," "--Competition," "--Employees" and "Legal Proceedings" which are not historical facts may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed immediately above and below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results," and elsewhere in this Form 10-K, as well as from time to time in the Company's other filings with Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

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

 Recent Acquisitions

  On June 12, 1997, the Company, through its wholly-owned subsidiary 3380491 Canada Inc. ("Acquisition Sub"), acquired substantially all of the assets and assumed certain liabilities of Denim pursuant to the terms of an Asset Purchase Agreement dated as of June 12, 1997, among Acquisition Sub, Denim, Sam Khulusi, Frank Khulusi, Westco Denim Investments Group, Ltd., a California limited partnership, and Frank Khulusi Family Limited Partnership, a California limited partnership. The purchased assets consisted primarily of Denim software products, including ILLUMINAIRE Paint, ILLUMINAIRE Composition and ILLUMINAIRE Studio and related know-how and goodwill. The aggregate purchase price for the assets was comprised of (i) approximately $9,126,000 in cash, (ii) the assumption of certain enumerated liabilities in an amount equal to no more than approximately $2,209,000 in the aggregate, and (iii) the assumption of certain on-going obligations under certain existing contracts of Denim. At closing, cash consideration, of approximately $9,126,000, and certain liabilities, of approximately $655,000 were paid. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The transaction was accounted for as a purchase. The Company incurred a one-time charge of $2,263,000, or $0.08 per share, as restated, for in-process research and development, purchased and expensed in its fourth fiscal quarter ended June 30, 1997 based on an appraisal. The terms of the transaction and the consideration received by Denim were the result of arms-length negotiations between the representatives of Discreet Logic and Denim. Denim developed Apple Macintosh and Microsoft Windows NT-based paint and compositing software for producing effects, interactive content and graphics design.

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision the Selling Stockholders and certain other individuals. As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The D-Vision Acquisition was accounted for as a purchase. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings of approximately $5,269,000 ($0.18 per share) as restated, in the quarter ending September 30, 1997, based on an appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

Overview--The Acquisition of D-Vision Systems, Inc.

  The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. Generally, if the R&D projects and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

  As of the acquisition date, D-Vision Systems, Inc. ("D-Vision"), had initiated research and development efforts related to the product features and functionality that will reside in the advancement of its WindowsNT with other operating systems to develop an advanced, cross-platform editing/effects product capable of performing complete video editing functions for a broad array of customers.

  With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of D-Vision prior to the close of the acquisition. Following are, as of the acquisition date, the estimated completion percentage, estimated technology life and projected introduction date:

                                              Percent   Technology  Introduction
   D-Vision In-Process Technology            Completed     Life         Date
   ------------------------------            --------- ------------ ------------
   Next generation D-Vision technology......     26%   4 to 5 years  April 1999

  A brief description of the acquired in-process project is set forth below:

 Next generation D-Vision technology

  The substantial technological improvements under development at the time of the acquisition included the introduction of advanced user interface concepts and structures to the combined product that support both the editing and effects paradigms and building advanced product features. Examples of the advanced product features being built included: remote editing capabilities with live interaction between remote users; a text or script-based interface designed to allow the user to customize the application by typing common statements or words; and text command interpretation that will read film or program scripts and provide computer-generated "virtual" clips allowing users to visualize a scene even before the first field shot begins.

Cost to Complete

  Discreet anticipated incurring costs of approximately $2.6 million over the 24 months following the acquisition to complete the R & D projects.

Valuation analysis

 Revenue

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were generated from the next generation D-Vision product family. Aggregate revenue for D-Vision products was estimated to be approximately $11 million for the period from January 1, 1997 to December 31, 1997, increasing to approximately $48 million by 2002 (representing a compound annual growth rate of 21%) and stabilizing at a 5 percent growth rate in 2002 and for the remainder of the estimation period.

  The estimated revenues for the in-process technologies assumed compound annual growth rates of 45% in the four years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market. Revenues for developed technology were estimated for 1997 through 2002, and were expected to decline gradually as new products are expected to enter the marketplace.

  Management's analysis also considered anticipated product release dates for a next-generation version of the Company's D-Vision product scheduled for release in April 1999, as well as the release date for a significantly enhanced version of D-Vision's existing product currently scheduled for release in April 1999. The overall technology life was estimated to be approximately five years for both the Company's next generation D-Vision product and the significantly enhanced version of its D-Vision's existing product.

 Operating Expenses

  Operating expenses used in the valuation analysis of D-Vision included (i) cost of sales, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on historical results and anticipated cost savings. Due to general economies of scale, improved infrastructure, and greater management breadth, estimated operating expense as a percentage of revenues were expected to decrease after the acquisitions.

  Cost of sales. Cost of sales, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation was estimated to range from 10 to 45.2 percent for 1997 through 2002. The cost of sales was forecast by management for 1997 and 1998. Cost of sales as a percentage of revenue were stabilized for 2003 based on fiscal 2002 data.

  Selling, General and Administrative. Selling, general and administrative expenses, expressed as a percentage of revenue for the developed and in-process technologies identified in the valuation, ranged from 52.2 percent in 1997 to 30.0 percent in 2002. Selling, general and administrative expenses were forecast by management for 1997 through 2002. Thereafter, selling, general and administrative expenses, expressed as a percentage of revenue, were estimated to stabilize at 25.0 percent of revenue. Long-term margins were expected to decline due to increased competitive pressures within the maturing industry.

  Research and Development. Research and development ("R&D") expenses consist of the costs associated with activities undertaken to develop new software and to correct errors or to keep products updated with current information. The R&D expense was estimated to be 6.5 percent of revenues throughout the forecast period.

  Effective income tax rate. The effective income tax rate utilized in the analysis of the in-process technology was 32 percent throughout the valuation period. The 32 percent reflects the Company's estimated combined federal and state statutory income tax rate, exclusive of nonrecurring charges, and its estimated income tax rate, as provided by management, in future years.

  Discount rate. The discount rate selected for developed and in-process technology was 20 and 25 percent, respectively. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model (CAPM). The discount rate utilized for the in-process technology was higher than Discreet's WACC due to the risk of realizing cash flows from products that had yet to reach technological feasibility.

Allocation of value

  The fair values of the assets acquired from D-Vision were allocated between:
Intellectual property--in-process research and development and developed technology; and Other intangible assets--assembled work force and goodwill/other intangibles. The results of the allocation of values between the assets are as follows:

   Asset                                                       Fair Market Value
   -----                                                       -----------------
                                                                  (Restated)
   Intellectual Property:
     In-Process Research and Development......................    $ 5,269,000
     Acquired Technology......................................    $ 3,100,000
   Other Intangible Assets:
     Assembled Work Force.....................................    $   200,000
     Goodwill/Other Intangibles...............................    $16,448,000

Overview--The Acquisition of Denim Software LLC

  The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. Generally, if the R&D project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

  As of the acquisition date, Denim Software LLC ("Denim"), had initiated research and development efforts related to the product features and functionality that would reside in the advancement of its WindowsNT technology with other operating systems to develop a revolutionary, cross-platform editing/effects product capable of performing complete video special effects functions for a broad array of customers. This next-generation product is designed to deliver technology across all major platforms for digital video systems and will enable the Company to provide a range of solutions designed to meet the needs of all digital artists.

  With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Denim prior to the close of the acquisition. Following are, as of the acquisition date, the estimated completion percentage, estimated technology life and projected introduction date:

                                              Percent   Technology  Introduction
   Denim In-Process Technology               Completed     Life         Date
   ---------------------------               --------- ------------ ------------
   Next-generation Denim technology.........     24%   4 to 5 years  April 1999

  A brief description of the acquired in-process project is set forth below:

 Next generation Denim technology

  The substantial technological improvements under development at the time of the acquisition included providing new advanced editing capabilities and developing productivity tools, such as machine control, media management and video card support. This will involve reconstructing the internal architecture of the existing products to achieve complete compatibility, as well as developing new technology for adding the desired editing and productivity functions.

  At the time of the acquisition, Denim had initiated development of new technologies aimed at offering new products that could gain market share in the nascent digital video systems market by extending the Company's product line and targeting new markets. Development plans center on developing a stand-alone effect /editing product, migrating products to more advanced platforms, and creating new features.

Cost to Complete

  Discreet anticipated incurring costs of approximately $1.0 million over the 24 months following the acquisition to complete the R & D projects.

Valuation analysis

 Revenue

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were generated from the next-generation Denim product family. Aggregate revenue for Denim products was estimated to be approximately $400,000 for the period from July 1, 1996 to June 30, 1997 increasing to approximately $17 million by 2002 (representing a compound annual rate of 46 percent) and stabilizing at a 5 percent growth rate in 2003 and for the remainder of the estimation period. Year-to-year revenue growth estimates were developed based on management's forecasts for 1997 through 2002.

  Beyond 2002, the estimated revenues for the in-process technologies were assumed to normalize at a stable growth rate. Revenues for developed technology were estimated for 1997 through 2002, and were expected to decline gradually as new products are expected to enter the marketplace.

  Management's analysis also considered anticipated product release dates for a next-generation version of the Company's Denim product scheduled for release in April of 1999, as well as the release date for a significantly enhanced version of Denim's existing product scheduled for release in April of 1998. The overall technology life was estimated to be approximately five years for both the Company's next generation Denim product and the significantly enhanced version of its Denim's existing product.

 Operating Expenses

  Operating expenses used in the valuation analysis of Denim included (i) cost of sales, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on historical results and anticipated cost savings. Due to general economies of scale, improved infrastructure, and greater management breadth, estimated operating expense as a percentage of revenues were expected to decrease after the acquisitions.

  Cost of sales. Cost of sales, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation was estimated to range from 8.6 to 13.2 percent for fiscal 1997 through 2002. The cost of sales was forecast by management for fiscal 1998 to 2002. Cost of sales as a percentage of revenue were stabilized for 2003 based on fiscal 2002 data.

  Selling, General and Administrative. Selling, general and administrative expenses, expressed as a percentage of revenue for the developed and in-process technologies identified in the valuation, ranged from 137.5 percent in fiscal 1997 to 19.4 percent in fiscal 2002. Selling, general and administrative expenses were forecast by management for fiscal 1998 to 2002. Thereafter, selling, general and administrative expenses, expressed as a percentage of revenue were estimated to stabilize at 25.0 percent of revenue. Long-term margins were expected to decline due to increased competitive pressures within the maturing industry.

  Research and Development. Research and development ("R&D") expenses consist of the costs associated with activities undertaken to develop new software and to correct errors or to keep products updated with current information. The R&D expense was estimated to be 14.4 percent of revenues in fiscal 1998, declining to 6.5 percent of revenues by 2002.

  Effective income tax rate. The effective income tax rate utilized in the analysis of the in-process technology was 32 percent throughout the valuation period. The 32 percent reflects the Company's estimated combined federal and state statutory income tax rate, exclusive of nonrecurring charges, and its estimated income tax rate, as provided by management, in future years.

  Discount rate. The discount rate selected for developed and in-process technology was 20 and 25 percent, respectively. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model (CAPM). The discount rate utilized for the in-process technology was higher than Discreet's WACC due to the risk of realizing cash flows from products that had yet to reach technological feasibility.

Allocation of value

  The fair values of the assets acquired from D-Vision were allocated between:
Intellectual property--in-process research and development and developed technology; and Other intangible assets--assembled work force and goodwill/other intangibles. The results of the allocation of values between the assets are as follows:

   Asset                                                       Fair Market Value
   -----                                                       -----------------
                                                                  (Restated)
   Intellectual Property:
     In-Process Research and Development......................    $2,263,000
     Acquired Technology......................................    $1,464,000
   Other Intangible Assets:
     Assembled Work Force.....................................    $  100,000
     Goodwill/Other Intangibles...............................    $7,752,000

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                   Year
                                              Ended July 31,       Eleven Months
                                              -----------------    Ended June 30,
                                               1995      1996           1997
                                              -------   -------    --------------
                                                                     (Restated)
   Total revenues............................     100%      100%        100%
   Cost of revenues..........................      46        59          47
                                              -------   -------         ---
     Gross profit............................      54        41          53
                                              -------   -------         ---
   Operating expenses:
     Research and development................       6        17          10
     Sales and marketing.....................      19        31          23
     General and administrative..............       8        13           6
     Write-off of purchased research and
      development............................     --         10           2
     Write-down of investment................     --          3         --
     Restructuring expense...................     --         18         --
     Litigation and related settlement
      expense................................     --          3           6
                                              -------   -------         ---
       Total operating expenses..............      33        95          47
                                              -------   -------         ---
       Operating income (loss)...............      21       (54)          6
   Other income (expense)....................       0         3           1
                                              -------   -------         ---
   Income (loss) before income taxes and
    minority interest........................      21       (51)          7
   Provision for income taxes................       9         2           6
                                              -------   -------         ---
   Net income (loss) before minority
    interest.................................      12       (53)          1
   Minority interest.........................       0       --          --
                                              -------   -------         ---
     Net income (loss).......................      12%      (53)%         1%
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

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, amortization of acquired technologies, computing, benefits and other administrative costs allocated to such personnel. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $9,708,000 (10% of total revenues) and $14,402,432 (17% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in research and development expenses, after deducting tax credits, was a result of the following factors: (1) the provision, in the amount of $2,500,000, recorded during the quarter ended April 30, 1996, to reflect the uncertainty regarding the realizability of the Company's investment in the preferred shares of Essential Communications Corporation and (2) the implementation of the Company's restructuring plan which included the reduction of personnel, closure of certain research and development offices, and consolidation of software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the eleven month period ended June 30, 1997. See Note 15 and 17 to Notes to the Company's consolidated financial statements. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. The Company has not capitalized any software development costs to date. See Note 2(e) of Notes to the Company's consolidated financial statements. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. The Company expects that research and development expenses will increase from their current levels. However, should revenues increase, the Company believes that research and development expenses should remain approximately the same as a percentage of total revenues.

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

  General and Administrative. General and administrative expenses include the costs of finance, accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $6,501,000 (6% of total revenues), as restated and $10,582,000 (13% of total revenues) for the eleven month period ended June 30, 1997 and the twelve month period ended July 31, 1996, respectively. The decrease in general and administrative expenses resulted primarily from the implementation of the Company's restructuring plan which included a reduction of administrative personnel as well as the closure of administrative offices in Cambridge, Massachusetts. Additionally, in fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially uncollectible accounts receivable and provided $830,000 to reflect certain recourse provisions associated with third party financing arrangements, and reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the value expected to be realized upon sale. The Company expects that general and administrative expenses should increase from their current levels. However, should revenues increase the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same.

  Charge for Purchased Research and Development. In connection with the acquisition of substantially all of the assets of Denim Software L.L.C., the Company expensed $2,263,000 (2% of total revenues), as restated, of in-process research and development during the eleven month period ended June 30, 1997. During fiscal 1996, in connection with the COSS/IMP acquisition, the Company expensed $8,500,000 (10% of total revenues) of in-process research and development. See Note 15 of Notes to the Company's consolidated financial statements.

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

  Research and Development. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $14,402,000 in fiscal 1996, an increase of 319% from $4,037,000 in fiscal 1995. Research and development expenses, after deducting tax credits, were 17% and 6% of total revenues for fiscal 1996 and 1995, respectively. Canadian federal and provincial tax credits were $711,000 and $545,000 for fiscal 1996 and 1995, respectively. The increases in expenditures for both periods were due primarily to the hiring of additional software engineers to develop and enhance the Company's existing products and to develop new products, as well as an increase in depreciation due to additional purchases of development equipment required for the additional personnel. In connection with the investment in Essential Communications Corporation, the Company charged $2,500,000 of research and development expense in its third fiscal quarter of 1996 due to the uncertainty regarding the realizability of the investment in the preferred shares. Without the write-off, research and development expenses in fiscal 1996 would have been 17% of total revenues. See Note 15 to Notes to the Company's consolidated financial statements.

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

                                                                             Two Months
                                       Quarter Ended                           Ended       Quarter Ended
                   -------------------------------------------------------- ------------ ------------------
                   October 31, January 31, April 30,  July 31,  October 31, December 31, March 31, June 30,
                      1995        1996       1996       1996       1996         1996       1997      1997
                   ----------- ----------- ---------  --------  ----------- ------------ --------- --------
                                                  (in thousands)                                                (Restated)
Total revenues...    $25,044     $25,225   $ 14,677   $ 19,052    $23,263     $16,833     $27,044  $34,784
Cost of revenues.     10,564      13,752     12,008     13,009     12,287       8,003      11,255   16,026
                     -------     -------   --------   --------    -------     -------     -------  -------
 Gross profit....     14,480      11,473      2,669      6,043     10,976       8,830      15,789   18,758
                     -------     -------   --------   --------    -------     -------     -------  -------
Operating
 expenses:
 Research and
  development....      2,371       3,522      4,067      4,442      2,678       1,575       2,746    2,709
 Sales and
  marketing......      5,433       6,153      7,224      7,278      6,017       4,610       6,534    6,045
 General and
  administrative.      1,542       2,022      4,016      3,002      1,516       1,189       1,842    1,954
 Write-off of
  purchased
  research and
  development....      8,500         --         --         --         --          --          --     2,263
 Write-down of
  investment.....        --          --       2,500        --         --          --          --       --
 Restructuring
  expense........        --          --         --      15,000        --          --          --       --
 Litigation and
  Related
  Settlement
  Expenses.......        --          --         --       2,506        --          --          --     6,500
                     -------     -------   --------   --------    -------     -------     -------  -------
 Total operating
  expenses.......     17,846      11,697     17,807    (32,228)    10,211       7,374      11,122   19,471
                     -------     -------   --------   --------    -------     -------     -------  -------
 Operating income
  (loss).........     (3,366)       (224)   (15,138)   (26,185)       765       1,456       4,667     (713)
Total other
 income
 (expense).......        275       1,495     (1,334)     1,771       (925)      1,819          46       51
                     -------     -------   --------   --------    -------     -------     -------  -------
Income (loss)
 before income
 taxes...........     (3,091)      1,271    (16,472)   (24,414)      (160)      3,275       4,713     (662)
Provision
 (benefit) for
 income taxes....      2,117         496     (1,363)       186        652       1,310       1,674    2,853
                     -------     -------   --------   --------    -------     -------     -------  -------
 Net income
  (loss).........    $(5,208)    $   775   $(15,109)  $(24,600)   $  (812)    $ 1,965     $ 3,039  $(3,515)
                     =======     =======   ========   ========    =======     =======     =======  =======
Total revenues...
Cost of revenues.
 Gross profit....
Operating
 expenses:
 Research and
  development....
 Sales and
  marketing......
 General and
  administrative.
 Write-off of
  purchased
  research and
  development....
 Write-down of
  investment.....
 Restructuring
  expense........
 Litigation and
  Related
  Settlement
  Expenses.......
 Total operating
  expenses.......
 Operating income
  (loss).........
Total other
 income
 (expense).......
Income (loss)
 before income
 taxes...........
Provision
 (benefit) for
 income taxes....
 Net income
  (loss).........

                                                                                  Two Months
                                              Quarter Ended                         Ended        Quarter Ended
                          ------------------------------------------------------ ------------ --------------------
                          October 31, January 31, April 30, July 31, October 31, December 31, March 31,  June 30,
                             1995        1996       1996      1996      1996         1996       1997       1997
                          ----------- ----------- --------- -------- ----------- ------------ --------- ----------
                                                                                                        (Restated)
Total revenues..........      100%        100%       100%      100%      100%        100%        100%      100%
Cost of revenues........       42          55         82        68        53          48          42        46
                              ---         ---       ----      ----       ---         ---         ---       ---
 Gross profit...........       58          45         18        32        47          52          58        54
                              ---         ---       ----      ----       ---         ---         ---       ---
Operating expenses:
 Research and
  development...........        9          14         28        23        12           9          10         8
 Sales and marketing....       22          24         49        38        26          27          24        17
 General and
  administrative........        6           8         27        16         6           7           7         6
 Write-off of purchased
  research and
  development...........       34         --         --        --        --          --          --          6
 Write-down of
  investment............      --          --          17       --        --          --          --        --
 Restructuring expense..      --          --         --         79       --          --          --        --
 Litigation and Related
  Settlement Expenses...      --          --         --         13       --          --          --         19
                              ---         ---       ----      ----       ---         ---         ---       ---
 Total operating
  expenses..............       71          46        121       169        44          43          41        56
                              ---         ---       ----      ----       ---         ---         ---       ---
 Operating income
  (loss)................      (13)         (1)      (103)     (137)        3           9          17        (2)
Total other income
 (expense)..............        1           6         (9)        9        (4)         11         --        --
                              ---         ---       ----      ----       ---         ---         ---       ---
Income (loss) before
 income taxes...........      (12)          5       (112)     (128)       (1)         20          17        (2)
Provision (benefit) for
 income taxes...........        9           2         (9)        1         3           8           6         8
                              ---         ---       ----      ----       ---         ---         ---       ---
 Net income (loss)......      (21)%         3%      (103)%    (129)%      (4)%        12%         11%      (10)%
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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Transition Report on Form 10-K for the transition period from August 1, 1996 to June 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Discreet Logic Inc.

                                                /s/ Richard J. Szalwinski
Date: February 4, 1999                    By: _________________________________
                                           Richard J. Szalwinski President and
                                                 Chief Executive Officer

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

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries at July 31, 1996 and June 30, 1997 as restated--See Note 2(a) and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended July 31, 1996 and the eleven month period ended June 30, 1997 as restated--See Note 2(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                            Arthur Andersen & Cie
                                            Chartered Accountants

Montreal, Canada
August 12, 1997
(except with respect to the matters discussed in Note 2(a) as to which the date is February 3, 1999)

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (amounts in U.S. Dollars)

                                                      July 31,      June 30,
                                                        1996          1997
                                                     -----------  ------------
                                                                   (Restated)
                       ASSETS
Current Assets:
 Cash and cash equivalents.......................... $21,658,051   $31,668,128
 Accounts receivable (less reserves for
  uncollectible accounts of $3,649,000 and
  $3,487,000, respectively).........................  16,073,788    26,893,405
 Inventory--
  Resale............................................  11,555,525    10,867,176
  Demonstration.....................................   4,273,961     3,053,752
 Income taxes receivable............................   3,191,291       448,059
 Other current assets...............................   3,640,143     3,888,689
                                                     -----------  ------------
                                                      60,392,759    76,819,209
Property and equipment--less accumulated
 depreciation and amortization......................  10,037,064     7,728,248
Deferred income taxes...............................   4,721,578     3,489,537
Other assets........................................   1,139,993    10,092,283
Assets held for resale..............................   3,856,348     5,247,741
                                                     -----------  ------------
                                                     $80,147,742  $103,377,018
                                                     ===========  ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable................................... $ 9,350,969   $23,687,070
 Accrued expenses...................................  19,599,077    20,398,720
 Deferred revenue...................................   4,769,506     8,103,294
 Customer deposits..................................   2,618,061     1,359,619
 Due to related parties.............................      25,535           --
 Income taxes payable...............................         --      4,734,484
                                                     -----------  ------------
                                                      36,363,148    58,283,187
                                                     -----------  ------------
Deferred income taxes...............................   1,441,578       713,236
                                                     -----------  ------------
Commitments and Contingencies (Notes 5, 12, and 15)
Shareholders' Equity:
 Preferred shares--no par value
  Authorized--unlimited number of shares
  Issued and outstanding--none
 Common shares--no par value
  Authorized--unlimited number of shares
 Issued and outstanding--27,699,426 shares at July
  31, 1996 and 28,117,415 shares at June 30, 1997...  78,922,914    81,075,419
 Retained deficit................................... (35,883,399)  (35,207,055)
 Deferred Compensation..............................         --       (673,750)
 Cumulative translation adjustment..................    (696,499)     (814,019)
                                                     -----------  ------------
    Total shareholders' equity......................  42,343,016    44,380,595
                                                     -----------  ------------
                                                     $80,147,742  $103,377,018
                                                     ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (amounts in U.S. Dollars)

                                                                  Eleven Months
                                         Years Ended July 31,         Ended
                                       -------------------------    June 30,
                                          1995          1996          1997
                                       -----------  ------------  -------------
                                                                   (Restated)
Total revenues........................ $64,548,611  $ 83,997,447  $101,923,931
Cost of revenues......................  29,608,946    49,333,071    47,571,342
                                       -----------  ------------  ------------
    Gross profit......................  34,939,665    34,664,376    54,352,589
                                       -----------  ------------  ------------
Operating expenses:
  Research and development, net of tax
   credits of $545,000, $711,000 and
   $696,000, respectively.............   4,036,926    14,402,432     9,707,890
  Sales and marketing.................  12,588,110    26,088,163    23,206,070
  General and administrative..........   4,854,261    10,581,670     6,500,705
  Write-off of purchased research and
   development (Note 15)..............         --      8,500,000     2,263,000
  Write-down of investment (Note 15)..         --      2,500,000           --
  Restructuring expense (Note 17).....         --     15,000,000           --
  Litigation and related settlement
   expenses (Note 5)..................         --      2,506,203     6,500,000
                                       -----------  ------------  ------------
    Total operating expenses..........  21,479,297    79,578,468    48,177,665
                                       -----------  ------------  ------------
    Operating income (loss)...........  13,460,368   (44,914,092)    6,174,924
                                       -----------  ------------  ------------
Other income (expense):
  Interest income.....................     218,976     2,258,705     1,233,924
  Interest expense....................    (222,103)     (229,579)      (55,318)
  Foreign currency exchange gain
   (loss).............................    (167,224)      178,620      (187,843)
                                       -----------  ------------  ------------
    Total other income (expense)......    (170,351)    2,207,746       990,763
                                       -----------  ------------  ------------
  Income (loss) before income taxes
   and minority interest..............  13,290,017   (42,706,346)    7,165,687
Provision for income taxes............   5,490,197     1,434,835     6,489,343
                                       -----------  ------------  ------------
  Net income (loss) before minority
   interest...........................   7,799,820   (44,141,181)      676,344
Minority interest.....................      14,725           --            --
                                       -----------  ------------  ------------
  Net income (loss)................... $ 7,785,095  $(44,141,181) $    676,344
                                       ===========  ============  ============
Net income (loss) per common and
 common equivalent share.............. $      0.31  $      (1.64) $       0.02
                                       ===========  ============  ============
Weighted average common shares
 outstanding..........................  24,885,670    26,836,834    28,893,652
                                       ===========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (amounts in U.S. Dollars)

                                                   Retained                      Share      Cumulative       Total
                          Common                   Earnings       Deferred   Subscriptions  Translation  Shareholders'
                           Shares      Amount      (Deficit)    Compensation   Receivable    Adjustment      Equity
                         ----------  -----------  ------------  ------------ -------------- ------------ --------------
Balance, July 31, 1994.. 21,176,000  $   695,871  $    472,687   $     --     $  (148,148)   $ (86,497)   $    933,913
 Issuance of common
  shares net of issuance
  costs of $4,893,657
  and related tax effect
  of $1,713,000.........  4,250,788   40,906,450           --                         --           --       40,906,450
 Issuance of common
  shares in exchange for
  minority interest
  (Note 2(b))...........     18,000       44,659           --                         --           --           44,659
 Exercise of common
  stock options.........  1,172,072    1,652,694           --                  (1,645,000)         --            7,694
 Repurchase of common
  shares................ (1,450,000)     (67,129)          --                      67,129          --              --
 Collection of share
  subscriptions
  receivable............        --           --            --                      81,019          --           81,019
 Net income.............        --           --      7,785,095                        --           --        7,785,095
 Change in cumulative
  translation
  adjustment............        --           --            --                         --       365,623         365,623
                         ----------  -----------  ------------   ---------    -----------    ---------    ------------
Balance, July 31, 1995.. 25,166,860   43,232,545     8,257,782         --      (1,645,000)     279,126      50,124,453
 Issuance of common
  shares net of issuance
  costs of $1,988,202
  and related tax effect
  of $775,399...........    970,920   28,157,527           --                         --           --       28,157,527
 Exercise of common
  stock options.........  1,244,918    1,230,734           --                         --           --        1,230,734
 Issuance of shares
  through Employee Stock
  Purchase Plan.........     16,728      302,108           --                         --           --          302,108
 Issuance of shares to
  COSS (Note 15(b)).....    300,000    6,000,000           --                         --           --        6,000,000
 Collection of share
  subscriptions
  receivable............        --           --            --                   1,645,000          --        1,645,000
 Net loss...............        --           --    (44,141,181)                       --           --      (44,141,181)
 Change in cumulative
  translation
  adjustment............        --           --            --                         --      (975,625)       (975,625)
                         ----------  -----------  ------------   ---------    -----------    ---------    ------------
Balance, July 31, 1996.. 27,699,426   78,922,914   (35,883,399)        --             --      (696,499)     42,343,016
 Exercise of common
  stock options.........    321,577    1,128,256           --                         --           --        1,128,256
 Issuance of shares
  through Employee Stock
  Purchase Plan.........     96,412      350,499           --                         --           --          350,499
 Grant of compensatory
  stock options.........        --       673,750           --     (673,750)           --           --              --
 Net income (as
  restated).............        --           --        676,344                        --           --          676,344
 Change in cumulative
  translation
  adjustment............        --           --            --                         --      (117,520)       (117,520)
                         ----------  -----------  ------------   ---------    -----------    ---------    ------------
Balance, June 30, 1997
 (as restated).......... 28,117,415  $81,075,419  $(35,207,055)  $(673,750)   $       --     $(814,019)   $ 44,380,595
                         ==========  ===========  ============   =========    ===========    =========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in U.S. Dollars)

                                                                  Eleven Months
                                        Years Ended July 31,          Ended
                                      --------------------------    June 30,
                                          1995          1996          1997
                                      ------------  ------------  -------------
                                                                   (Restated)
Cash flows from operating
 activities:
 Net income (loss)..................  $  7,785,095  $(44,141,181) $    676,344
 Adjustments to reconcile net income
  (loss) to cash provided by
  operating activities--
 Depreciation and amortization......     1,674,858     6,276,139     5,987,256
 Deferred income taxes..............       652,512    (2,072,789)      503,699
 Increase in minority interest......        14,725           --            --
 Loss (gain) on sale of fixed
  assets............................        (7,080)       31,819           --
 Write-off of purchased research &
  development.......................           --      8,500,000     2,263,000
 Write-off of assets for
  restructuring.....................           --      5,510,237           --
 Write-off of investment in
  Essential Communications
  Corporation.......................           --      2,500,000           --
 Changes in assets and liabilities--
  Accounts receivable...............   (10,786,522)   (1,100,199)  (10,819,617)
  Inventory.........................    (7,692,451)   (6,088,107)    2,986,146
  Income taxes receivable...........       523,924    (2,718,204)    2,743,232
  Other current assets..............    (1,326,134)   (1,917,776)     (248,546)
  Accounts payable..................    11,388,728    (6,183,710)   14,336,101
  Accrued expenses..................     1,367,536    16,865,069       799,643
  Deferred revenue..................     2,595,168       961,399     3,333,788
  Income taxes payable..............     2,553,153    (2,578,994)    4,734,484
  Customer deposits.................       (81,883)    1,807,254    (1,258,442)
  Due to related parties............      (357,756)      (75,778)      (25,535)
                                      ------------  ------------  ------------
 Net cash provided by (used in)
  operating activities..............     8,303,873   (24,424,821)   26,011,553
                                      ------------  ------------  ------------
Cash flows from investing
 activities:
 Purchase of property and equipment.    (6,239,422)  (15,870,636)   (6,265,405)
 Proceeds from disposal of property
  and equipment.....................        69,800       212,719         4,885
 Increase in other assets...........      (584,794)     (519,841)   (2,480,908)
 Cash paid for Denim acquisition and
  related costs.....................           --            --     (9,125,611)
 Cash paid for COSS/IMP acquisition
  and related costs.................           --     (5,544,848)          --
 Cash paid for investment in
  Essential Communications
  Corporation.......................           --     (2,500,000)          --
                                      ------------  ------------  ------------
 Net cash used in investing
  activities........................    (6,754,416)  (24,222,606)  (17,867,039)
                                      ------------  ------------  ------------
Cash flows from financing
 activities:
 Proceeds from issuance of common
  shares, net of issuance costs.....    39,193,450    27,382,128           --
 Proceeds from the exercise of stock
  options...........................         7,694     1,230,734     1,128,256
 Proceeds from the employee stock
  purchase plan.....................           --        302,108       350,499
 Payment of capital lease
  obligations.......................      (963,500)     (249,699)          --
 Proceeds from subscriptions
  receivable........................        81,019     1,645,000           --
                                      ------------  ------------  ------------
 Net cash provided by financing
  activities........................    38,318,663    30,310,271     1,478,755
                                      ------------  ------------  ------------
Foreign exchange effect on cash.....       292,516      (991,874)      386,808
                                      ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents........................    40,160,636   (19,329,030)   10,010,077
Cash and cash equivalents, beginning
 of year............................       826,445    40,987,081    21,658,051
                                      ------------  ------------  ------------
Cash and cash equivalents, end of
 year...............................  $ 40,987,081  $ 21,658,051  $ 31,668,128
                                      ============  ============  ============
Supplemental disclosure of cash flow
 information:
 Interest paid during the year......  $    203,038  $    229,610  $     16,579
 Income taxes paid during the year..       974,569     8,823,579     1,141,487
Supplemental disclosure of non-cash
 financing and investing activities:
 Issuance of common shares in
  exchange for subscriptions
  receivable........................     1,645,000           --            --
 Issuance of common shares to COSS..           --      6,000,000           --
 Property and equipment acquired
  under capital leases..............       416,671           --            --
 Issuance of common shares in
  exchange for minority interest....        44,659           --            --
 Reduction of share subscriptions
  receivable........................        67,129           --            --
 Deferred tax asset recorded in
  connection with share issuance
  costs.............................     1,713,000       775,399           --

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

  (a) Restatement of financial statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the AICPA dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for the acquisition of Denim Software in fiscal 1997. The impact on the Company's previously reported financial information is as follows:

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
   In-process research and development................. $ 9,800,000 $ 2,263,000
   Acquired technology.................................   1,463,991   1,463,991
   Goodwill............................................     315,000   7,852,000
   Fair value of tangible assets acquired..............     606,009     606,009
                                                        ----------- -----------
                                                        $12,185,000 $12,185,000
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements as of and for the eleven-month period ended June 30, 1997 is as follows:

                                                                 1997
                                                        ------------------------
                                                        As reported  As restated
                                                        -----------  -----------
   Other assets........................................ $ 2,659,964  $10,092,283
   Accumulated deficit................................. $42,639,374  $35,207,055
   General and administrative expenses................. $ 6,396,024  $ 6,500,705
   Write-off of purchased research and development..... $ 9,800,000  $ 2,263,000
   Operating income (loss)............................. $(1,257,395) $ 6,174,924
   Net income (loss)................................... $(6,755,975) $   676,344
   Basic earnings (loss) per share..................... $     (0.24) $      0.02
   Diluted earnings (loss) per share................... $     (0.24) $      0.02

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  The reconciliation of net income, as previously reported, to net income, as restated for the year ended June 30, 1997 is as follows:

                                                                       1997
                                                                    -----------
   Net (loss), as reported......................................... $(6,755,975)
   Restated adjustments:
     Write-off purchased research and development, as reported.....   9,800,000
     Write-off purchased research and development, as restated.....  (2,263,000)
     Increase in goodwill amortization.............................    (104,681)
                                                                    -----------
   Net income, as restated......................................... $   676,344
                                                                    ===========

  (b) Change of Fiscal Year

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

  (c) Principles of Consolidation and Minority Interest

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

  (d) Revenue Recognition

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

  (e) Net Income (Loss) per Common Share

  Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, computed in accordance with the

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  treasury stock method. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company during the 12 months immediately preceding the initial public offering (the twelve-month period subsequent to June 1, 1994), plus options granted during the same period, have been included in the calculation of weighted average number of common shares using the treasury stock method at the initial public offering price of $10.50 per share.

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

  (f) Research and Development Expenses

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

  (g) Translation of Foreign Currencies

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

  Prior to August 1995, the Company remeasured the financial statements of its foreign subsidiaries and other foreign currency transactions into Canadian dollars as follows: monetary assets and liabilities are translated at exchange rates in effect at year-end, and nonmonetary items are translated at historical exchange rates; revenues and expenses are translated at the average rate during the year, except for depreciation and amortization, which are translated at the same rates as the related assets. Exchange

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  gains and losses arising from transactions denominated in foreign currencies are included in current operations. Foreign currency translation gains (losses) from the remeasurement into the Canadian dollar included in other income (expense) in the accompanying consolidated statements of operations were $4,968 for the year ended July 31, 1995.

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

  (h) Concentration of Credit Risk

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

  (i) Postemployment and Postretirement Benefits

  The Company does not provide postemployment and postretirement benefits.

  (j) Cash Equivalents

  Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at July 31, 1996 and June 30, 1997. The Company applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

  (k) Inventory

  Inventory consists of hardware purchased for resale and is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Demonstration inventory consists of hardware inventory used by the Company and potential customers for product demonstrations which will be subsequently sold.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  (l) Property and Equipment

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

  On May 15, 1995, the Company amended its Articles of Incorporation to effect a 2-to-1 split of its common shares, to combine and redesignate the Company's Class B through Class G shares into common

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  shares and to create a class of preferred shares. All common shares have been adjusted retroactively to give effect to the split.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company does not anticipate that the implementation of this statement will have a material impact on the consolidated financial statements.

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

                                                   1996         1997
                                               ------------  ----------
                                                             (Restated)
     Net income (loss)           As Reported   $(44,141,181) $ 676,344
                                 Pro forma     $(46,118,158) $(982,638)
     Net income (loss) per share As Reported   $      (1.64) $    0.02
                                 Pro forma     $      (1.72) $   (0.04)

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  (f) Stock Option Activity

  The following is a summary of all stock option activity:

                                     1995                 1996                 1997
                              -------------------- -------------------- --------------------
                                          Weighted             Weighted             Weighted
                                          Average              Average              Average
                                          Exercise             Exercise             Exercise
                                Shares     Price     Shares     Price     Shares     Price
                              ----------  -------- ----------  -------- ----------  --------
     Beginning Outstanding...  1,245,080   $0.09    3,403,740   $ 2.97   2,744,646   $7.77
     Options Granted.........  3,389,260    3.33      973,000    16.53   1,689,638    5.41
     Options Exercised....... (1,172,072)   1.15   (1,244,918)    1.27    (321,577)   3.51
     Options Canceled........    (58,528)   1.01     (387,176)   10.67  (1,606,794)   9.63
                              ----------           ----------           ----------
     Ending Outstanding......  3,403,740    2.97    2,744,646     7.77   2,505,913    5.64
                              ==========           ==========           ==========
     Exercisable.............    763,576   $0.73      513,714   $ 6.01     389,832   $4.71
                              ==========           ==========           ==========
     Weighted Average Fair
      Value of Options
      Granted During the
      Year...................                --                 $10.43               $3.85

  The following table provides further detail on the options granted during fiscal 1996 and 1997 in relation to their respective fair values as calculated above:

                                        1996                     1997
                               ----------------------- -------------------------
                                          Weighted                  Weighted
                                           Average                   Average
                               Shares   Exercise Price  Shares    Exercise Price
                               ------- --------------- --------- ---------------
     Exercise price equal to
      fair value.............  928,000     $ 16.19     1,472,238     $ 5.18
     Exercise price greater
      than fair value........   45,000       23.72       147,400       6.48
     Exercise price less than
      fair value.............      --          --         70,000       7.88
                               -------     -------     ---------     ------
                               973,000     $ 16.53     1,689,638     $ 5.41
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

  Income (loss) before income taxes and minority interest for the entities incorporated in the following jurisdictions:

                                             Years Ended
                                               July 31,           Eleven Months
                                       -------------------------  Ended June 30,
                                          1995          1996           1997
                                       -----------  ------------  --------------
                                                                    (Restated)
     Canada........................... $10,755,706  $ (2,470,805)   $6,110,923
     United States....................   3,359,166   (12,587,746)    1,486,294
     United Kingdom...................    (350,429)   (5,191,695)     (320,982)
     European and Other...............    (474,426)  (22,456,100)     (110,548)
                                       -----------  ------------    ----------
                                       $13,290,017  $(42,706,346)   $7,165,687
                                       ===========  ============    ==========

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
                                         ==========  ===========    ==========

  The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                  Years Ended
                                                    July 31,      Eleven Months
                                                  -------------   Ended June 30,
                                                  1995    1996         1997
                                                  -----  ------   --------------
                                                                    (Restated)
     Provision (benefit) at the Canadian federal
      statutory rate............................   38.0%  (38.0)%      38.0%
     Foreign taxes..............................    3.3    17.2         4.5
     Effect of not utilizing foreign
      subsidiaries' tax losses..................    0.9    16.0        11.9
     Effect of basis differences not benefited..    --      3.0        47.0
     Provincial taxes, net of federal tax
      abatements................................   (1.0)    0.2         2.7
     Canadian federal incentives for
      manufacturers and small business..........   (2.8)    0.2         0.0
     Utilization of net operating loss
      carrybacks................................    --      --        (13.2)
     Other items................................    2.9     4.8        (0.3)
                                                  -----  ------       -----
       Tax provision............................   41.3%    3.4%       90.6%
                                                  =====  ======       =====

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
(13) Financial Information by Geographic Area

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
                                      =====  =====      =====

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  Revenues, net income and identifiable assets for the Company's Canadian, U.S., U.K., German, French and other operations are as follows:

  Intercompany transfers between geographic areas are at prices that approximate arm's length transactions. Expenses incurred in one geographic area that benefit other areas have been allocated based upon services utilized.

                      Canada         U.S.         U.K.        France       Germany       Other      Eliminations   Consolidated
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
1995--
 Revenues........  $ 12,878,575  $ 31,794,924  $10,089,329  $ 6,675,916  $ 3,109,867  $        --   $         --   $ 64,548,611
 Transfers
  between
  geographic
  locations......    11,747,606    15,902,851          --           --           --            --     (27,650,457)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 24,626,181  $ 47,697,775  $10,089,329  $ 6,675,916  $ 3,109,867  $        --   $ (27,650,457) $ 64,548,611
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $  6,778,399  $  4,167,891  $  (296,320) $  (629,786) $   (17,849) $        --   $  (2,217,240) $  7,785,095
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $ 58,693,038  $ 20,818,430  $ 9,205,168  $ 2,687,565  $ 2,756,008  $  2,208,173  $ (19,510,207) $ 76,858,175
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1996--
 Revenues........  $  8,339,345  $ 33,090,335  $17,309,369  $ 7,696,297  $12,307,428  $  5,254,673  $         --   $ 83,997,447
 Transfers
  between
  geographic
  locations......    20,211,614    29,090,504          --           --           --      9,007,939    (58,310,057)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 28,550,959  $ 62,180,839  $17,309,369  $ 7,696,297  $12,307,428  $ 14,262,612  $ (58,310,057) $ 83,997,447
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss).........  $ (1,398,871) $(11,532,447) $(5,210,577) $(2,409,595) $  (797,282) $(19,528,169) $  (3,264,240) $(44,141,181)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $103,117,776  $ 48,995,740  $20,411,397  $ 6,583,316  $ 5,937,355  $ 21,037,113  $(125,934,955) $ 80,147,742
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1997--
 Revenues........  $  5,872,359  $ 42,135,249  $16,596,218  $10,298,958  $12,388,084  $ 14,633,063  $         --   $101,923,931
 Transfers
  between
  geographic
  locations......    28,279,123    16,531,229    3,293,329    1,539,298          --      5,483,484    (55,126,463)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 34,151,482  $ 58,666,478  $19,889,547  $11,838,256  $12,388,084  $ 20,116,547  $ (55,126,463) $101,923,931
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss)
  (restated).....  $  1,199,545  $    707,540  $  (504,001) $   841,043  $   274,412  $ (1,613,927) $    (228,268) $    676,344
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets
  (restated).....  $148,151,830  $ 48,967,084  $21,762,860  $ 8,196,759  $ 6,107,907  $ 32,764,624  $(162,574,046) $103,377,018
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

  During fiscal 1996, the Company paid the contingent purchase price, which was accounted for as an additional purchase price and allocated to goodwill. The acquisition was accounted for as a purchase and

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  accordingly the purchase price and acquisition costs were allocated to the assets acquired which consisted of approximately $8,500,000 of in process research and development and charged to operations in the first quarter of fiscal 1996, and approximately $3,200,000 was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated lives of 5 years. These allocations represent the fair values determined by an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset. The amount allocated to in process research and development relates to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative use. These projects required substantial high risk development and testing by the Company prior to reaching technological feasibility.

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

  The aggregate purchase price for these assets was comprised of the following:

     Cash consideration............................................. $ 9,126,000
     Transaction costs.............................................. $   850,000
     Liabilities assumed............................................ $ 2,209,000
                                                                     -----------
     Total purchase price........................................... $12,185,000
                                                                     ===========

  At closing, cash consideration, of approximately $9,126,000 and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from operations. The transaction has been accounted for using the purchase method. The Company incurred a one-time charge of $2,263,000 based on an appraisal, or $0.08 per share, as restated, for in-process research and development that had not yet reached technical feasibility and had no alternative use,

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  purchased and expansed in the eleven-month period ended June 30, 1997. The terms of the transaction were the result of arms-length negotiations between the representative of Discreet and Denim.

  Allocation of the aggregate purchase price was as follows (as restated):

     In-process research and development........................... $ 2,263,000
     Acquired technology........................................... $ 1,463,991
     Goodwill...................................................... $ 7,852,000
     Fair value of tangible assets acquired........................ $   606,009
                                                                    -----------
                                                                    $12,185,000
                                                                    ===========

  (e) D-Vision Systems

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997 among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company expects to incur a one-time charge against earnings of approximately 5,269,000 or $0.18 per share as restated, in the quarter ending September 30, 1997 based on an appraisal.

  The aggregate purchase price for D-Vision was as follows:

     Cash consideration............................................. $10,750,000
     Common shares issued...........................................  10,649,063
     Transaction costs..............................................   1,500,000
     Liabilities assumed............................................   4,311,000
                                                                     -----------
     Total purchase price........................................... $27,210,063
                                                                     ===========

  Allocation of the aggregate purchase price was as follows (as restated):

     In-process research and development........................... $ 5,269,000
     Acquired technology...........................................   3,100,000
     Goodwill......................................................  16,647,807
     Fair value of tangible assets acquired........................   2,193,256
                                                                    -----------
                                                                    $27,210,063
                                                                    ===========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)
  The following presents, on an unaudited basis, certain items of the Company's result of operations, for the eleven month period ended June 30, 1997, as though the Denim acquisition and related transactions discussed above had occurred on August 1, 1996:

                                                                     (Restated)
                                                                    ------------
     Revenues...................................................... $106,326,000
     Operating loss................................................ $ 19,514,000
     Net loss...................................................... $ 24,543,000

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

  The components of the restructuring charge are as follows:

     Asset write down.............................................. $ 5,621,000
     Lease terminations and leasehold improvements reserve.........   5,169,000
     Severance.....................................................   2,800,000
     Professional services and other...............................   1,410,000
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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                           (amounts in U.S. Dollars)

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

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS
                                  ON SCHEDULE

To Discreet Logic Inc.:

  We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries as of July 31, 1996 and June 30, 1997, as restated--See Note 2(a) and the two years in the period ended July 31, 1996 and the eleven month period ended June 30, 1997, as restated--See Note 2(a) included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Montreal, Canada                          Arthur Andersen & Cie
August 12, 1997 (except with              Chartered Accountants
respect to the matters
discussed in Note 2(a) as to
which the date is February
3, 1999)

                                                                     SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                    Balance
                                      at      Charged to          Balance at
                                   Beginning  Costs and   Write-    End of
              Description          of Period   Expenses    offs     Period
     ----------------------------- ---------- ----------- ------- -----------
     Allowance for Doubtful
      Accounts
       July 31, 1995..............    70,000     361,000      --     431,000
       July 31, 1996..............   431,000   3,307,000   89,000  3,649,000
       June 30, 1997.............. 3,649,000         --   162,000  3,487,000

                                 EXHIBIT INDEX

 Exhibit
   No.              Description             Page
 -------            -----------             ----
 23.1    Consent of Arthur Andersen & Cie
 27      Financial Data Schedule.