Form 10-Q/A
period 1997-09-30
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[XQUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.

  For the quarterly period ended September 30, 1997

                                      OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.

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
                    For the Quarter Ended September 30, 1997

                                    CONTENTS

 Item Number                                                                Page
 -----------                                                                ----
 PART I:FINANCIAL INFORMATION
  Item 1.    Condensed Consolidated Financial Statements
             Balance Sheets: June 30, 1997 and September 30, 1997.........    3
             Statements of Operations: Three months ended September 30,
              1997
              and October 31, 1996........................................    4
             Statements of Cash Flows: Three months ended September 30,
              1997
              and October 31, 1996........................................    5
             Notes to Condensed Consolidated Financial Statements.........    6
  Item 2.    Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................    8
             Certain Factors That May Affect Future Results...............   16
 PART II:OTHER INFORMATION
  Item 1.    Legal Proceedings............................................   18
  Item 2.    Changes in Securities and Use of Proceeds....................   19
  Item 6.    Exhibits and Reports on Form 8-K.............................   20
  Signatures............................................................... 21

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All amounts in thousands of U.S. dollars, except for share data)

                                                         June 30,  September 30,
                                                           1997        1997
                                                        ---------- -------------
                                                                    (Unaudited)
                                                        (Restated)  (Restated)
                         ASSETS
 Current Assets:
   Cash and cash equivalents...........................  $ 31,668    $ 16,522
   Cash restricted for settlement of class action
    litigation.........................................       --       10,800
   Accounts receivable (less reserves for doubtful
    accounts)..........................................    26,893      29,416
   Inventory--
     Resale............................................    10,867      11,019
     Demonstration.....................................     3,054       3,539
   Income taxes receivable.............................       448         --
   Other current assets................................     3,889       5,165
                                                         --------    --------
                                                           76,819      76,461
 Property and equipment--less accumulated depreciation
  and amortization.....................................     7,728       9,134
 Deferred income taxes.................................     3,490       2,467
 Other assets..........................................    10,092      27,753
 Assets held for resale................................     5,248       4,186
                                                         --------    --------
                                                         $103,377    $120,001
                                                         ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses...............   $44,086    $ 50,712
   Deferred revenue....................................     8,103       9,039
   Income taxes payable................................     4,735       4,945
   Customer deposits...................................     1,359         429
                                                         --------    --------
                                                           58,283      65,125
                                                         --------    --------
   Deferred income taxes...............................       713       1,060
                                                         --------    --------
 Shareholders' Equity:
   Preferred shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--none
   Common shares--no par value
     Authorized--unlimited number of shares
     Issued and outstanding--28,117,415 shares at June
      30, 1997 and
      28,822,636 at September 30, 1997.................    81,076      93,283
   Accumulated deficit.................................   (35,207)    (36,299)
   Deferred compensation...............................      (674)     (1,342)
   Cumulative translation adjustment...................      (814)     (1,826)
                                                         --------    --------
     Total shareholders' equity........................    44,381      53,816
                                                         --------    --------
                                                         $103,377    $120,001
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (All amounts in thousands of U.S. Dollars, except for per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                        -------------------------
                                                        October 31, September 30,
                                                           1996         1997
                                                        ----------- -------------
                                                                     (Restated)
 Total revenues........................................   $23,263      $38,405
 Cost of revenues......................................    12,287       17,280
                                                          -------      -------
   Gross profit........................................    10,976       21,125
                                                          -------      -------
 Operating expenses:
   Research and development (net of tax credits).......     2,678        3,512
   Sales and marketing.................................     6,017        7,433
   General and administrative..........................     1,516        3,605
   Charge for purchased research and development.......       --         5,269
                                                          -------      -------
     Total operating expenses..........................    10,211       19,819
                                                          -------      -------
     Operating income .................................       765        1,306
 Other income (expense), net...........................      (925)         377
                                                          -------      -------
   Income (loss) before income taxes...................      (160)       1,683
 Provision for income taxes............................       652        2,775
                                                          -------      -------
   Net loss............................................   $  (812)     $(1,092)
                                                          =======      =======
 Net loss per common share.............................   $ (0.03)     $ (0.04)
                                                          =======      =======
 Weighted average common shares outstanding............    27,800       28,659
                                                          =======      =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands of U.S. Dollars)
                                  (Unaudited)

                                                        October 31, September 30,
                                                           1996         1997
                                                        ----------- -------------
                                                                     (Restated)
 Cash flows from operating activities:
   Net loss...........................................    $  (812)    $ (1,092)
   Adjustments to reconcile net loss to cash provided
    by (used in) operating activities--
    Depreciation and amortization.....................      1,580        3,718
    Deferred income taxes.............................       (135)       1,369
    Write-off of in-process research and development..        --         5,269
    Write-off of assets for restructuring.............        197          109
    Compensation expense related to stock options.....        --           167
    Changes in assets and liabilities--
      Restricted cash.................................        --       (10,800)
      Accounts receivable.............................      2,373       (1,704)
      Inventory.......................................      5,480         (275)
      Income taxes receivable.........................      1,407          448
      Other current assets............................     (1,013)      (1,276)
      Accounts payable and accrued expenses...........     (2,724)      (2,644)
      Insurance proceeds related to class action
       litigation.....................................        --         3,459
      Deferred revenue................................      3,235          936
      Income taxes payable............................        --           211
      Customer deposits...............................     (1,108)        (930)
      Due to related parties..........................        (26)         --
                                                          -------     --------
    Net cash provided by (used in) operating
     activities.......................................      8,454       (3,035)
                                                          -------     --------
 Cash flows from investing activities:
   Purchase of property and equipment.................     (1,707)      (2,323)
   Proceeds on disposal of assets held for resale.....        --           818
   Cash paid for D-Vision acquisition and related
    costs.............................................        --       (10,342)
                                                          -------     --------
    Net cash used in investing activities.............     (1,707)     (11,847)
                                                          -------     --------
 Cash flows from financing activities:
   Proceeds from option exercises.....................        184          506
   Proceeds from employee stock purchase plan.........        201          217
                                                          -------     --------
    Net cash provided by financing activities.........        385          723
                                                          -------     --------
   Foreign exchange effect on cash....................        834         (987)
                                                          -------     --------
   (Decrease) increase in cash and cash equivalents...      7,966      (15,146)
   Unrestricted cash and cash equivalents, beginning
    of period.........................................     21,658       31,668
                                                          -------     --------
   Unrestricted cash and cash equivalents, end of
    period............................................    $29,624     $ 16,522
                                                          =======     ========
 Supplemental disclosure of cash flow information:
   Interest paid during the period....................    $     7     $     21
                                                          -------     --------
   Income taxes paid during the period................    $   454     $  2,110
                                                          -------     --------
 In connection with the acquisition of D-Vision in
  July 1997, the following non-cash transaction
  occurred:
      Fair value of assets acquired...................    $   --      $ 27,210
      Liabilities assumed.............................        --        (5,811)
      Cash acquired...................................        --          (408)
      Issuance of 555,000 shares of Common Stock......        --       (10,649)
                                                          -------     --------
 Cash paid for acquisition, net of cash acquired......    $   --      $ 10,342
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

Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems in the three-month period ended September 30, 1997.

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In-process research and development.................... $30,800,000 $ 7,532,000
Acquired technology....................................   4,564,000   4,564,000
Goodwill...............................................   1,232,000  24,500,000
Fair value of tangible assets acquired.................   2,799,000   2,799,000
                                                        ----------- -----------
                                                        $39,395,000 $39,395,000
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended September 30, 1997 is as follows:

                                                     As reported   As restated
                                                     ------------  -----------
General and administrative.......................... $  1,884,000  $ 3,605,000
Charge for purchased research and development....... $ 21,000,000  $ 5,269,000
Operating income (loss)............................. $(12,704,000) $ 1,306,000
Net loss............................................ $(15,102,000) $(1,092,000)
Net loss per share.................................. $      (0.53) $     (0.04)

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

Recent Developments

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems in the three-month period ended September 30, 1997.

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In-process research and development.................... $30,800,000 $ 7,532,000
Acquired technology....................................   4,564,000   4,564,000
Goodwill...............................................   1,232,000  24,500,000
Fair value of tangible assets acquired.................   2,799,000   2,799,000
                                                        ----------- -----------
                                                        $39,395,000 $39,395,000
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended September 30, 1997 is as follows:

                                                     As reported   As restated
                                                     ------------  -----------
General and administrative.......................... $  1,884,000  $ 3,605,000
Charge for purchased research and development....... $ 21,000,000  $ 5,269,000
Operating income (loss)............................. $(12,704,000) $ 1,306,000
Net loss............................................ $(15,102,000) $(1,092,000)
Net loss per share.................................. $      (0.53) $     (0.04)

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

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one-time charge against earnings in the amount of $5,269,000 ($0.18 per share), as restated, based on an appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

In-process Research and Development

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                           Three Months Ended
                                                        -------------------------
                                                        October 31, September 30,
                                                           1996         1997
                                                        ----------- -------------
                                                                     (Restated)
 Total revenues........................................     100%         100%
 Cost of revenues......................................      53           45
                                                            ---          ---
     Gross profit......................................      47           55
                                                            ---          ---
 Operating expenses:
   Research and development............................      12            9
   Sales and marketing.................................      26           20
   General and administrative..........................       6            9
   Charge for purchased research and development.......      --           14
                                                            ---          ---
     Total operating expenses..........................      44           52
                                                            ---          ---
   Operating income....................................       3            3
 Other income (expense), net...........................      (4)           1
                                                            ---          ---
   Income (loss) before income taxes...................      (1)           4
 Provision for income taxes............................       3            7
                                                            ---          ---
     Net loss..........................................      (4)%         (3)%
                                                            ===          ===

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

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to the Company's sales and marketing personnel, tradeshow expenses, and dealer commissions. Sales and marketing expenses were $7,433,000 (20% of total revenues) and $6,017,000 (26% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in sales and marketing expenses is explained primarily by the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and an increase in tradeshow activities. The Company expects that sales and marketing expenses will increase from their current levels and increase slightly as a percentage of total revenues.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company, amortization of goodwill, and reserves for doubtful accounts receivable. General and administrative expenses were $3,605,000 (9% of total revenues), as restated, and $1,516,000 (6% of total revenues) for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The increase in general and administrative expenses is explained primarily by an increase in personnel and the amortization of goodwill associated with the Denim and D-Vision acquisitions. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same.

  Charge for Purchased Research and Development. In connection with the D-Vision Acquisition, the Company expensed $5,269,000 (14% of total revenues), as restated, of in-process research and development in the three month period ended September 30, 1997.

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

  Provision for Income Taxes. The Company's provision for income taxes was $2,775,000 and $652,000 for the three month periods ended September 30, 1997 and October 31, 1996, respectively. The provision for both periods was based on the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the three month period ended September 30, 1997 differed from the statutory rate primarily as a result of the Company recording a charge for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with this charge, the amortization of goodwill for which no tax benefit was recorded, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the three month period ended October 31, 1996 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has available foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

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

  The Company's FLAME, FLINT, INFERNO, FIRE, VAPOUR AND FROST systems currently include workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and the Company may be impacted by the timing of the development and release of products by SGI, as was the case during fiscal 1996. In addition, there may be unforeseen difficulties associated with adapting the Company's products to future SGI products. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected legal, tax and exchange rate changes and other barriers. In addition, foreign customers may have longer payment cycles and the protection of intellectual property in foreign countries may be more difficult to enforce. The Company currently relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The Company recently received a letter from Avid Technology, Inc. ("Avid") stating its belief that certain of the Company's recently acquired D-Vision products practice inventions claimed in a patent on a media editing system. The Company has responded to Avid's letter stating the Company's belief that the Company is not infringing any valid claim of Avid's patent. To the Company's knowledge, Avid has not initiated any suit, action or other proceeding alleging any infringement by the Company of such patent. The Company currently markets its systems through its direct sales organization and through distributors. This marketing strategy may result in distribution channel conflicts as the Company's direct sales efforts may compete with those of its indirect channels. The Company currently relies on SGI as the sole source for video input/output cards used in the Company's systems. The Company's OnLINE software requires a videographic card manufactured solely by Truevision, Inc. An interruption in the supply or increase in the price of either one of these components could have a material adverse effect on the Company's business and results of operations. To date, the Company has depended to a significant extent upon a number of key management and technical employees and the Company's ability to manage its operations will require it to continue to recruit and retain senior management personnel and to motivate and effectively manage its employee base. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business and results of operations. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and consequently, on the Company's business and results of operations.

  On May 29, 1996, June 13, 1996 and April 29, 1997 certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors. The three lawsuits were filed in the Superior Court of the State of California, the United

States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On August 12, 1997 the Company announced that it had reached an agreement-in- principle to settle all of the shareholder class action lawsuits. The parties to the class action litigations have executed a settlement agreement which is now awaiting final court approval. The proposed $10.8 million settlement requires the Company to contribute approximately $7.4 million from its own funds, with the remainder provided by insurance. The settlement is subject to final court approval. There can be no assurance that the settlement will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously.

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

Items 3.--5. Not applicable.

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

                                          DISCREET LOGIC INC.

                                          By: /s/ Francois Plamondon
                                              -------------------------------
                                              Francois Plamondon
                                              Executive Vice President, Chief
                                              Financial
                                              Officer, Treasurer and Secretary

February 4, 1999