Form 10-Q/A
period 1997-12-31
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   Form 10-Q

                    For the Quarter Ended December 31, 1997

                                    CONTENTS

 Item Number                                                              Page
 -----------                                                              ----
 PART I:FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
          Balance Sheets................................................    3
          Statements of Operations......................................    4
          Statements of Cash Flows......................................    5
          Notes to Condensed Consolidated Financial Statements..........    6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   11
          Certain Factors That May Affect Future Results................   20
 PART II:OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   23
  Item 4. Submissions of Matters to a Vote of Security Holders..........   23
  Item 6. Exhibits and Reports on Form 8-K..............................   24
  Signatures.............................................................  25

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All amounts in thousands of U.S. dollars, except for share data)

                                                         June 30,   December 31,
                                                           1997         1997
                                                        ----------  ------------
                                                                    (Unaudited)
                                                        (Restated)   (Restated)
                        ASSETS
Current Assets:
  Cash and cash equivalents............................ $  31,668    $  12,649
  Accounts receivable (less reserves for doubtful
   accounts)...........................................    26,893       29,559
  Inventory--
    Resale.............................................    10,867        9,725
    Demonstration......................................     3,054        4,073
  Income taxes receivable..............................       448          --
  Other current assets.................................     3,889        4,291
                                                        ---------    ---------
                                                           76,819       60,297
Property and equipment--less accumulated depreciation
 and amortization......................................     7,728        9,583
Deferred income taxes..................................     3,490        2,467
Other assets...........................................    10,092       31,002
Assets held for resale.................................     5,248        4,241
                                                        ---------    ---------
                                                        $ 103,377    $ 107,590
                                                        =========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses................ $  44,086    $  36,824
  Deferred revenue.....................................     8,103        5,740
  Income taxes payable.................................     4,735        5,707
  Customer deposits....................................     1,359          427
                                                        ---------    ---------
                                                           58,283       48,698
                                                        ---------    ---------
  Deferred income taxes................................       713        2,268
                                                        ---------    ---------
Shareholders' Equity:
  Preferred shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--none
  Common shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--28,117,415 shares at June
     30, 1997 and 28,840,493 at December 31, 1997......    81,076       93,337
  Accumulated deficit..................................   (35,207)     (33,294)
  Deferred compensation................................      (674)      (1,209)
  Cumulative translation adjustment....................      (814)      (2,210)
                                                        ---------    ---------
      Total shareholders' equity.......................    44,381       56,624
                                                        ---------    ---------
                                                        $ 103,377    $ 107,590
                                                        =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (All amounts in thousands of U.S. Dollars, except for per share data)
                                  (Unaudited)

                                Two         Three         Five         Six
                               Months       Months       Months       Months
                               Ended        Ended        Ended        Ended
                            December 31, December 31, December 31, December 31,
                                1996         1997         1996         1997
                            ------------ ------------ ------------ ------------
                                          (Restated)                (Restated)
Total revenues.............   $16,833      $37,268      $40,096      $75,673
Cost of revenues...........     8,003       13,548       20,290       30,827
                              -------      -------      -------      -------
  Gross profit.............     8,830       23,720       19,806       44,846
                              -------      -------      -------      -------
Operating expenses:
  Research and development
   (net of tax credits)....     1,575        3,901        4,253        7,413
  Sales and marketing......     4,610        8,407       10,627       15,840
  General and
   administrative..........     1,189        3,951        2,705        7,556
  Charge for purchased
   research and
   development.............       --         1,646          --         6,915
                              -------      -------      -------      -------
    Total operating
     expenses..............     7,374       17,905       17,585       37,724
                              -------      -------      -------      -------
    Operating income ......     1,456        5,815        2,221        7,122
Other income net...........     1,819          287          894          663
                              -------      -------      -------      -------
  Income before income
   taxes...................     3,275        6,102        3,115        7,785
Provision for income
 taxes.....................     1,310        3,097        1,962        5,872
                              -------      -------      -------      -------
  Net income ..............   $ 1,965      $ 3,005      $ 1,153      $ 1,913
                              =======      =======      =======      =======
Earnings Per Share:
  Basic....................   $  0.07      $  0.10      $  0.04      $  0.07
                              =======      =======      =======      =======
  Diluted..................   $  0.07      $  0.10      $  0.04      $  0.06
                              =======      =======      =======      =======
Weighted average common
 shares outstanding:
  Basic....................    27,931       28,833       27,852       28,746
                              =======      =======      =======      =======
  Diluted..................    28,444       30,597       28,412       30,608
                              =======      =======      =======      =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All amounts in thousands of U.S. Dollars)
                                  (Unaudited)

                                                     Five Months   Six Months
                                                        Ended        Ended
                                                     December 31, December 31,
                                                         1996         1997
                                                     ------------ ------------
                                                                   (Restated)
Cash flows from operating activities:
 Net income.........................................   $  1,153     $  1,913
 Adjustments to reconcile net loss to cash provided
  by (used in) operating activities--
   Depreciation and amortization....................      2,597        7,656
   Deferred income taxes............................       (463)       2,577
   Write-off of in-process research and
    development.....................................        --         6,915
   Write-off of assets for restructuring............        --           109
   Compensation expense related to stock options....        --           300
   Changes in assets and liabilities--
     Settlement of class action litigations.........        --       (10,800)
     Accounts receivable............................      2,614       (1,783)
     Inventory......................................      9,089          935
     Income taxes receivable........................      2,907          448
     Other current assets...........................       (527)        (255)
     Insurance proceeds related to class action
      litigation....................................        --         3,459
     Accounts payable and accrued expenses..........     (2,415)     (13,347)
     Deferred revenue...............................      3,294       (2,363)
     Income taxes payable...........................        --           973
     Customer deposits..............................       (934)        (933)
     Due to related parties.........................        (25)         --
                                                       --------     --------
   Net cash provided by (used in) operating
    activities......................................     17,290       (4,196)
                                                       --------     --------
Cash flows from investing activities:
 Purchase of property and equipment.................     (3,084)      (4,350)
 Proceeds on disposal of assets held for resale.....        --           818
 Cash paid for D-Vision acquisition and related
  costs.............................................        --       (10,342)
                                                       --------     --------
   Net cash used in investing activities............     (3,084)     (13,874)
                                                       --------     --------
Cash flows from financing activities:
 Proceeds from option exercises.....................        640          560
 Proceeds from employee stock purchase plan.........        200          217
                                                       --------     --------
   Net cash provided by financing activities........        840          777
                                                       --------     --------
 Foreign exchange effect on cash....................       (437)      (1,726)
                                                       --------     --------
 (Decrease) increase in cash and cash equivalents...     14,609      (19,019)
 Cash and cash equivalents, beginning of period.....     21,658       31,668
                                                       --------     --------
 Cash and cash equivalents, end of period...........   $ 36,267     $ 12,649
                                                       ========     ========
Supplemental disclosure of cash flow information:
 Interest paid during the period....................   $     14     $     46
                                                       --------     --------
 Income taxes paid during the period................   $    622     $  2,293
                                                       --------     --------
In connection with the acquisition of Lightscape in
 December 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired......................   $    --      $  7,615
 Liabilities assumed................................        --        (7,615)
                                                       --------     --------
Cash paid for acquisition, net of cash acquired.....   $    --      $    --
                                                       ========     ========
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired......................   $    --      $ 27,210
 Liabilities assumed................................        --        (5,811)
 Cash acquired......................................        --          (408)
 Issuance of 555,000 shares of Common Stock.........        --       (10,649)
                                                       --------     --------
Cash paid for acquisition, net of cash acquired.....   $    --      $ 10,342
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

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems and Lightscape Technologies, Inc. in the six-month period ended December 31, 1997.

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
   In-process research and development................. $36,600,000 $ 9,178,000
   Acquired technology.................................   5,553,991   5,553,991
   Goodwill............................................   1,328,753  28,750,753
   Fair value of tangible assets acquired..............   3,526,651   3,526,651
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statement for the three-month period ended December 31, 1997 is as follows:

                                                        As reported As restated
                                                        ----------- -----------
   General and administrative.......................... $ 2,012,000 $ 3,951,000
   Charge for purchased research and development....... $ 5,800,000 $ 1,646,000
   Operating income.................................... $ 3,600,000 $ 5,815,000
   Net income.......................................... $   790,000 $ 3,005,000
   Basic earnings per share............................ $      0.03 $      0.10
   Diluted earnings per share.......................... $      0.03 $      0.10

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The effect of these adjustments on previously reported consolidated financial statements for the six-month period ended December 31, 1997 is as follows:

                                                                         As
                                                       As reported    restated
                                                       ------------  ----------
   General and administrative......................... $  3,896,000  $7,556,000
   Charge for purchased research and development...... $ 26,800,000  $6,915,000
   Operating income................................... $ (9,103,000) $7,122,000
   Net income (loss).................................. $(14,312,000) $1,913,000
   Basic earnings (loss) per share.................... $      (0.50) $     0.07
   Diluted earnings (loss) per share.................. $      (0.50) $     0.06

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

  On April 29, 1997, a lawsuit entitled Anton Paparella, Sandra Esner and Geoffrey L. Sherwood, On Behalf of Themselves and All Others Similarly Situated vs. Discreet Logic Inc., et al., case No. C-97-1570, was filed in the United States District Court, Northern District of California. Named as defendants are the Company and certain of Company's former and existing officers, directors and affiliates, and certain underwriters. The complaint asserts, in all material respects, the same factual allegations and proposes the same class period as the above-described California state court complaint filed in May 1996, except asserts claims under federal securities

                     DISCREET LOGIC INC. AND SUBSIDIARIES
law instead of state law. The Company believes that the allegations in the California federal complaint are without merit and has defended the lawsuit vigorously.

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

  The following tables present, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                         Two months ended   Three months ended
                                         December 31, 1996   December 31, 1997
                                        ------------------- -------------------
                                                                (Restated)
                                        Income Shares  EPS  Income Shares  EPS
                                        ------ ------  ---  ------ ------  ---
Basic EPS
 Income available to common
  shareholders......................... $1,965 27,931 $0.07 $3,005 28,833 $0.10
                                                      =====               =====
Effect of Dilutive Securities
 Impact of exercise of stock options
  under treasury stock method..........    --     513          --   1,764
                                        ------ ------       ------ ------
Diluted EPS
 Income available to common
  shareholders and assumed exercises... $1,965 28,444 $0.07 $3,005 30,597 $0.10
                                        ====== ====== ===== ====== ====== =====

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  Options to purchase 199,000 and 474,000 shares of common stock were outstanding during the two month period ended December 31, 1996, and the three month period ended December 31, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                        Five months ended    Six months ended
                                        December 31, 1996   December 31, 1997
                                       ------------------- --------------------
                                                                (Restated)
                                       Income Shares  EPS  Income Shares  EPS
                                       ------ ------  ---  ------ ------  ---
Basic EPS
 Income available to common
  shareholders........................ $1,153 27,852 $0.04 $1,913 28,746 $ 0.07
                                                     =====               ======
Effect of Dilutive Securities
 Impact of exercise of stock options
  under treasury stock method.........    --     560          --   1,862
                                       ------ ------       ------ ------
Diluted EPS
 Income available to common
  shareholders and assumed exercises.. $1,153 28,412 $0.04 $1,913 30,608 $ 0.06
                                       ====== ====== ===== ====== ====== ======

  Options to purchase 297,000 and 349,000 shares of common stock were outstanding during the five month period ended December 31, 1996, and the six month period ended December 31, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares

(6) Revenue Recognition

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

(7) Acquisition of Lightscape Technologies, Inc.

  On December 2, 1997, Discreet Logic entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet Logic. As a result of the Merger, Discreet Logic acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development for which Discreet Logic incurred a one-time charge against earnings in the amount of $1,646,000, ($0.05 per share on a diluted basis), as restated based on an appraisal, in the quarter ended December 31, 1997 and approximately $5,241,000, as restated, was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line

                      DISCREET LOGIC INC. AND SUBSIDIARIES
basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet Logic and Lightscape.

  The following presents, on an unaudited basis, certain items on the Company's result of operations, for the five month period ended December 31, 1996, and six month period ended December 31, 1997, as though the acquisition and related transactions discussed above had occurred at the beginning of those periods:

                                                       Five months   Six months
                                                          ended        ended
                                                       December 31, December 31,
                                                           1996         1997
                                                       ------------ ------------
                                                                     (Restated)
Net sales.............................................   $40,457      $76,392
Operating profit (loss)...............................   $(2,271)     $ 4,849
Net loss..............................................   $(4,233)     $(1,031)
EPS...................................................   $ (0.15)     $ (0.04)

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

Recent Developments

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems and Lightscape Technologies, Inc. in the six-month period ended December 31, 1997.

  The revised allocation of the aggregate purchase price is as follows:

                                                      As reported   As restated
                                                      ------------  -----------
   In-process research and development...............  $36,600,000  $ 9,178,000
   Acquired technology...............................    5,553,991    5,553,991
   Goodwill..........................................    1,328,753   28,750,753
   Fair value of tangible assets acquired............    3,526,651    3,526,651
                                                      ------------  -----------
                                                       $47,009,395  $47,009,395
                                                      ============  ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three month period ended December 31, 1997 is as follows:

                                                      As reported   As restated
                                                      ------------  -----------
   General and administrative........................ $  2,012,000  $ 3,951,000
   Charge for purchased research and development..... $  5,800,000  $ 1,646,000
   Operating income.................................. $  3,600,000  $ 5,815,000
   Net income........................................ $    790,000  $ 3,005,000
   Basic earnings per share.......................... $       0.03  $      0.10
   Diluted earnings per share........................ $       0.03  $      0.10

  The effect of these adjustments on previously reported consolidated financial statements for the six-month period ended December 31, 1997 is as follows:

                                                      As reported   As restated
                                                      ------------  -----------
   General and administrative........................ $  3,896,000  $ 7,556,000
   Charge for purchased research and development..... $ 26,800,000  $ 6,915,000
   Operating income (loss)........................... $ (9,103,000) $ 7,122,000
   Net income (loss)................................. $(14,312,000) $ 1,913,000
   Basic earnings (loss) per share................... $      (0.50) $      0.07
   Diluted earnings (loss) per share................. $      (0.50) $      0.06

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

 Recent Acquisitions

  On December 2, 1997, Discreet Logic entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet Logic. As a result of the Merger, Discreet Logic acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development for which Discreet Logic incurred a one-time charge against earnings in the amount of $1,646,000, ($0.05 per share on a diluted basis) as restated, based on an appraisal, in the quarter ended December 31, 1997 and approximately $5,241,000 as restated was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet Logic and Lightscape.

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE (subsequently renamed D-VISION) and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development for which the Company incurred a one-time charge against earnings in the amount of $5,269,000, ($0.14 per share), as restated based on an appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

 In-process Research and Development

Overview--The Acquisition of Lightscape Technologies

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

  As of the acquisition date, Lightscape Technologies, Inc. ("Lightscape"), had initiated the research and development effort related to the product features and functionality that will reside in a technology and application platform for a next-generation lighting algorithm and software system.

  With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Lightscape prior to the close of the acquisition. Following are, as of the acquisition date, the estimated completion percentage, estimated technology life and projected introduction date:

                                               Percent  Technology Introduction
   Lightscape In-Process Technology           Completed    Life        Date
   --------------------------------           --------- ---------- ------------
   Next generation Lightscape technology.....    25%     5 years    April 1999

  A brief description of the acquired in-process project is set forth below:

  Next generation Lightscape technology

  The in-process technology under development at the time of the acquisition included improved performance and progressive refinement control, improved accuracy and iterative design control, and improved ease of use of the Lightscape product.

  Improved Performance and Progressive Refinement Control--Using this process, light is transferred from every surface to every other surface (not just from the brightest surfaces), yielding correct local brightness much earlier during the simulation as well as more accurate numerical results. The simulation can be multi-threaded to take advantage of multi-processor computers and distributed processing environments.

  Improved Accuracy and Iterative Design Control--The accuracy of the simulation can be refined iteratively without having to restart the simulation from scratch. Furthermore, the user can interactively direct the refinement process to regions of interest within the scene or change materials and luminaires and the radiosity engine can immediately compensate for these changes.

  Improved Ease of Use--The simulation is controlled by fewer parameters than ever possible before making the technology immediately useful to inexperienced users. In addition, advanced model conditioning techniques are used to reduce artifacts due to inconsistent data and non-physical models generated by CAD systems.

  Currently, the Company is also developing progressive refinement radiosity technology, integration of radiosity effects into non-physical renderers, and new technology to offer a much higher degree of flexibility and control than the progressive refinement radiosity-based approach. As previously mentioned, these efforts are an attempt to make substantial technological improvements over the lighting software product offerings available today.

Valuation analysis

 Revenue

  The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were generated from the next generation Lightscape product family. Aggregate revenue for Lightscape products was estimated to be approximately $5 million for the period from January 1, 1998 to December 31, 1998, increasing to approximately $25 million by 2002 (representing a compound annual growth rate of 35%) and stabilizing at a 5 percent growth rate for the remainder of the estimation period.

  The estimated revenues for the in-process technologies assumed compound annual growth rates of 54% in the four years following introduction, assuming the successful completion and market acceptance of the major R&D programs. Revenues for developed technology were estimated for 1998 through 2002, and were expected to decline gradually as new products are expected to enter the marketplace. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

  Management's analysis also considered anticipated product release dates for a next-generation version of the Company's Lightscape product scheduled for release in April 1999, as well as release dates for the various acquired products and technologies which are scheduled for release in 2001. The overall technology life was estimated to be approximately five years for both the Company's Lightscape product and the various products and technologies acquired from Lightscape.

Cost to Complete

  Discreet anticipated incurring costs of approximately $2.0 million over the 24 months following the acquisition to complete the R & D projects.

  Operating Expenses

  Operating expenses used in the valuation analysis of Lightscape included (i) selling, general and administrative expenses and (ii) research and development expenses. Operating expenses were estimated based on historical results and anticipated cost savings. Due to general economies of scale, improved infrastructure, and greater management breadth, estimated operating expense as a percentage of revenues were expected to decrease after the acquisitions.

  Cost of sales. Cost of sales, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation was estimated to be 15 percent for 1998 through 2002.

  Selling, General and Administrative. Selling, general and administrative expenses, expressed as a percentage of revenue for the developed and in-process technologies identified in the valuation, were 70.8 percent in 1998,
55.8 percent in 1999, 53.8 percent in 2000, 44.7 percent in 2001, and 37.0 percent in 2002. Thereafter, selling, general and administrative expenses, expressed as a percentage of revenue for the developed and in-process technologies identified in the valuation were estimated to stabilize at 37.0 percent of revenue.

  Research and Development. Research and development ("R&D") expenses consist of the costs associated with activities undertaken to develop new software and to correct errors or to keep products updated with current information. The R&D expense was estimated to be 20.1 percent of revenues in 1998, declining to 10.0% of revenues in 2003.

  Effective income tax rate. The effective income tax rate utilized in the analysis of the in-process technology was 35 percent throughout the valuation period. The 35 percent reflects the Company's estimated combined federal and state statutory income tax rate, exclusive of nonrecurring charges, and its estimated income tax rate, as provided by management, in future years.

  Discount rate. The discount rate selected for developed and in-process technology was 25 and 40 percent, respectively. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model (CAPM) and by reviewing venture capital rates of return. The discount rate utilized for the in-process technology was higher than Discreet's WACC due to the risk of realizing cash flows from products that had yet to reach technological feasibility as of the valuation date.

Allocation of value

  The fair values of the assets acquired from Lightscape were allocated between: Intellectual property--in-process research and development and developed technology; and Other intangible assets--assembled work force and goodwill/other intangibles. The results of the allocation of values between the assets are as follows:

   Asset                                                       Fair Market Value
   -----                                                       -----------------
                                                                  (Restated)
   Intellectual Property:
     In-Process Research and Development......................    $1,646,000
     Acquired Technology......................................    $  990,000
   Other Intangible Assets:
     Assembled Work Force.....................................    $  100,000
     Goodwill/Other Intangibles...............................    $4,151,000

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                             Two Months  Three Months Five Months   Six Months
                               Ended        Ended        Ended        Ended
                            December 31, December 31, December 31, December 31,
                                1996         1997         1996         1997
                            ------------ ------------ ------------ ------------
                                          (Restated)                (Restated)
Total revenues.............     100%         100%         100%         100%
Cost of revenues...........      48           36           51           41
                                ---          ---          ---          ---
  Gross profit.............      52           64           49           59
                                ---          ---          ---          ---
Operating expenses:
  Research and
   development.............       9           10           10           10
  Sales and marketing......      27           23           26           21
  General and
   administrative..........       7           11            7           10
  Charge for purchased
   research and
   development.............     --             4          --             9
                                ---          ---          ---          ---
    Total operating
     expenses..............      43           48           43           50
                                ---          ---          ---          ---
  Operating income.........       9           16            6            9
Other income net...........      11          --             2            1
                                ---          ---          ---          ---
  Income before income
   taxes...................      20           16            8           10
Provision for income
 taxes.....................       8            8            5            8
                                ---          ---          ---          ---
  Net income...............      12%           8%           3%           2%
                                ===          ===          ===          ===

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

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company and reserves for doubtful accounts receivable. General and administrative expenses were $3,951,000 (11% of total revenues) as restated and $1,189,000 (7% of total revenues) for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $7,556,000 (10% of total revenues) as restated and $2,705,000 (7% of total revenues) for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The increase in general and administrative expenses in both the three and six months ended December 31, 1997 when compared to the two and five months ended December 31, 1996, respectively, is explained by the additional month in the later periods being compared, and by an increase in personnel. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Charge for Purchased Research and Development. In connection with the Lightscape Acquisition, the Company expensed $1,646,000 (4% of total revenues) as restated, of in-process research and development in the three month period ended December 31, 1997. In connection with the D-Vision Acquisition, the Company expensed $5,269,000, as restated, of in-process research and development in the three month period ended September 30, 1997.

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

  Provision for Income Taxes. The Company's provision for income taxes was $3,097,000 and $1,310,000 for the three month period ended December 31, 1997, and the two month period ended December 31, 1996, respectively, and $5,872,000 and $1,962,000 for the six month period ended December 31, 1997, and the five month period ended December 31, 1996, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The tax provision for the three and six month periods ended December 31, 1997 differed from the statutory rate primarily as a result of the Company recording charges for acquired in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges, the amortization of goodwill for which no tax benefit was recorded, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the five month period ended December 31, 1996 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

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

                                          Discreet Logic Inc.


                                          By:     /s/ Francois Plamondon
                                             ----------------------------------
                                                    Francois Plamondon
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer, Treasurer and Secretary

February 4, 1999