Form 10-Q/A
period 1998-03-31
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

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

                   For the transition period from    to

                        COMMISSION FILE NUMBER 0-26100

                              Discreet Logic Inc.
            (Exact name of registrant as specified in its charter)

                QUEBEC                          98-0150790
      (State or other jurisdiction of incorporation or organization)
                                   (IRS Employer Identification Number)

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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   Form 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                    CONTENTS

Item Number                                                                                         Page
-----------                                                                                         ----
PART I:   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
          Balance Sheets...........................................................................   3
          Statements of Operations.................................................................   4
          Statements of Cash Flows.................................................................   5
          Notes to Condensed Consolidated Financial Statements.....................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  11
          Certain Factors That May Affect Future Results...........................................  17
PART II:  OTHER INFORMATION
Item 2.   Changes in Securities....................................................................  20
Item 6.   Exhibits and Reports on Form 8-K.........................................................  20
          Signatures...............................................................................  21

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All Amounts in Thousands of U.S. Dollars, except for Share Data)

                                                          June 30,    March 31,
                                                            1997        1998
                                                         ----------  -----------
                                                                     (Unaudited)
                                                         (Restated)  (Restated)
ASSETS
Current Assets:
 Cash and cash equivalents.............................. $  31,668    $ 35,401
 Accounts receivable (less reserves for doubtful ac-
  counts)...............................................    26,893      30,398
 Inventory--
  Resale................................................    10,867       8,661
  Demonstration.........................................     3,054       6,335
 Income taxes receivable................................       448         --
 Other current assets...................................     3,889       5,270
                                                         ---------    --------
                                                            76,819      86,065
Property and equipment--less accumulated depreciation
 and amortization.......................................     7,728      10,571
Deferred income taxes...................................     3,490       2,644
Other assets............................................    10,092      28,173
Assets held for resale..................................     5,248       4,229
                                                         ---------    --------
                                                         $ 103,377    $131,682
                                                         =========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses.................. $  44,086    $ 40,060
 Deferred revenue.......................................     8,103       6,375
 Income taxes payable...................................     4,735       8,583
 Customer deposits......................................     1,359         230
                                                         ---------    --------
                                                            58,283      55,248
                                                         ---------    --------
Deferred income taxes...................................       713       2,769
                                                         ---------    --------
Shareholders' Equity:
 Preferred shares--no par value
  Authorized--unlimited number of shares
  Issued and outstanding--none
 Common shares--no par value
 Authorized--unlimited number of shares
 Issued and outstanding--28,117,415 shares at June 30,
  1997 and 29,551,779 at March 31, 1998.................    81,076     107,378
 Accumulated deficit....................................   (35,207)    (30,376)
 Deferred compensation..................................      (674)     (1,058)
 Cumulative translation adjustment......................      (814)     (2,279)
                                                         ---------    --------
    Total shareholders' equity..........................    44,381      73,665
                                                         ---------    --------
                                                         $ 103,377    $131,682
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (All Amounts in Thousands of U.S. Dollars, except for per Share Data)
                                  (Unaudited)

                                        Three     Three      Eight      Nine
                                       Months     Months    Months     Months
                                        Ended     Ended      Ended     Ended
                                      March 31, March 31,  March 31, March 31,
                                        1997       1998      1997       1998
                                      --------- ---------- --------- ----------
                                                (Restated)           (Restated)
Total revenues.......................  $27,044   $35,712    $67,139   $111,385
Cost of revenues.....................   11,255    14,191     31,545     45,018
                                       -------   -------    -------   --------
 Gross profit........................   15,789    21,521     35,594     66,367
                                       -------   -------    -------   --------
Operating expenses:
 Research and development (net of tax
  credits)...........................    2,746     4,032      6,998     11,445
 Sales and marketing.................    6,534     8,610     17,162     24,450
 General and administrative..........    1,842     4,422      4,547     11,978
 Charge for purchased research and
  development........................      --        --         --       6,915
 Litigation and related settlement
  expenses...........................      --       (405)       --        (405)
                                       -------   -------    -------   --------
  Total operating expenses...........   11,122    16,659     28,707     54,383
                                       -------   -------    -------   --------
  Operating income ..................    4,667     4,862      6,887     11,984
Other income (expense), net..........       46      (205)       940        458
                                       -------   -------    -------   --------
 Income before income taxes..........    4,713     4,657      7,827     12,442
Provision for income taxes...........    1,674     1,739      3,636      7,611
                                       -------   -------    -------   --------
 Net income .........................  $ 3,039   $ 2,918    $ 4,191   $  4,831
                                       =======   =======    =======   ========
Earnings Per Share:
 Basic...............................  $  0.11   $  0.10    $  0.15   $   0.17
                                       =======   =======    =======   ========
 Diluted.............................  $  0.11   $  0.09    $  0.15   $   0.16
                                       =======   =======    =======   ========
Weighted average common shares out-
 standing:
 Basic...............................   27,995    29,074     27,905     28,853
                                       =======   =======    =======   ========
 Diluted.............................   28,711    30,867     28,542     30,698
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All Amounts in Thousands of U.S. Dollars)
                                  (Unaudited)

                                                      Eight Months Nine Months
                                                         Ended        Ended
                                                       March 31,    March 31,
                                                          1997        1998
                                                      ------------ -----------
                                                                   (Restated)
Cash flows from operating activities:
 Net income .........................................   $ 4,191     $  4,831
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities--
  stockciation and amortization......................     4,043       12,062
  Deferred income taxes..............................      (433)       2,901
  Write-off of in-process research and development...       --         6,915
  Write-off of assets for restructuring..............       --           109
  Compensation expense related to stock options......       --           451
  Changes in assets and liabilities--
   Settlement of class action litigation.............       --       (10,800)
   Accounts receivable...............................     1,393       (2,622)
   Inventory.........................................     4,176          963
   Income taxes receivable...........................     3,191          448
   Other current assets..............................      (571)      (1,234)
   Insurance proceeds related to class action litiga-
    tion.............................................       --         3,459
   Accounts payable and accrued expenses.............     4,304      (10,111)
   Deferred revenue..................................     2,920       (1,728)
   Income taxes payable..............................     1,440        3,849
   Customer deposits.................................    (1,727)      (1,129)
   Due to related parties............................       (25)         --
                                                        -------     --------
  Net cash provided by operating activities..........    22,902        8,364
                                                        -------     --------
Cash flows from investing activities:
 Purchase of property and equipment..................    (4,206)      (7,714)
 Proceeds from disposal of assets held for resale....       --           818
 Cash paid for D-Vision acquisition and related
  costs..............................................       --       (10,342)
                                                        -------     --------
  Net cash used in investing activities..............    (4,206)     (17,238)
                                                        -------     --------
Cash flows from financing activities:
 Proceeds of issuance of Common Stock................       --        13,528
 Proceeds from option exercises......................       640          766
 Proceeds from employee stock purchase plan..........       201          524
                                                        -------     --------
Net cash provided by financing activities............       841       14,818
                                                        -------     --------
 Foreign exchange effect on cash.....................      (213)      (2,211)
                                                        -------     --------
 Increase in cash and cash equivalents...............    19,324        3,733
 Cash and cash equivalents, beginning of period......    21,658       31,668
                                                        -------     --------
 Cash and cash equivalents, end of period............   $40,982     $ 35,401
                                                        =======     ========
Supplemental disclosure of cash flow information:
 Interest paid during the period.....................   $    17     $     87
                                                        -------     --------
 Income taxes paid during the period.................   $   807     $  2,512
                                                        -------     --------
In connection with the acquisition of Lightscape in
 December 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired.......................   $   --      $  7,615
 Liabilities assumed.................................       --        (7,615)
                                                        -------     --------
Cash paid for acquisition, net of cash acquired......   $   --      $    --
                                                        =======     ========
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
 Fair value of assets acquired.......................   $   --      $ 27,210
 Liabilities assumed.................................       --        (5,811)
 Cash acquired.......................................       --          (408)
 Issuance of 555,000 shares of Common Stock..........       --       (10,649)
                                                        -------     --------
Cash paid for acquisition, net of cash acquired......   $   --      $ 10,342
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

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997, D-Vision Systems and Lightscape Technologies, Inc. in the nine-month period ended March 31, 1998.

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In-process research and development.................... $36,600,000 $ 9,178,000
Acquired technology....................................   5,553,991   5,553,991
Goodwill...............................................   1,328,753  28,750,753
Fair value of tangible assets acquired.................   3,526,651   3,526,651
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended March 31, 1998 as follows:

                                                              As         As
                                                           reported   restated
                                                          ---------- ----------
General and administrative............................... $2,137,000 $4,422,000
Operating income......................................... $7,147,000 $4,862,000
Net income............................................... $5,203,000 $2,918,000
Basic earnings per share................................. $     0.18 $     0.10
Diluted earnings per share............................... $     0.17 $     0.09

  The effect of these adjustments on previously reported consolidated financial statements for the nine-month period ended March 31, 1998 as follows:

                                                       As reported  As restated
                                                       -----------  -----------
General and administrative............................ $ 6,033,000  $11,978,000
Charge for purchased research and development......... $26,300,000  $ 6,915,000
Operating income (loss)............................... $(1,956,000) $11,984,000
Net income (loss)..................................... $(9,109,000) $ 4,831,000
Basic earnings per share.............................. $     (0.32) $      0.17
Diluted earnings per share............................ $     (0.32) $      0.16

                     DISCREET LOGIC INC. AND SUBSIDIARIES

(2) Change of Fiscal Year

  On January 9, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end from July 31 to June 30. This change was effective beginning with the Company's second fiscal quarter of 1997. The condensed consolidated financial statements are presented for the three and nine month periods ended March 31, 1998 and the three and eight month periods ended March 31, 1997. The Company prepares consolidated financial statements, re- measures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter. Therefore, it is not practicable to recast prior quarterly results to reflect the new fiscal period. Consequently, the results for the nine month period ended March 31, 1998 are not directly comparable to the results of the eight month period ended March 31, 1997.

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

(5) Earnings Per Share

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by Basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects

                     DISCREET LOGIC INC. AND SUBSIDIARIES
the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to disclose both basic and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.

  The following tables present, in thousands (except for EPS amounts), a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                    Three Months Ended    Three Months Ended
                                      March 31, 1997        March 31, 1998
                                    ------------------- -----------------------
                                                               (Restated)
                                    Income Shares  EPS  Income   Shares    EPS
                                    ------ ------ ----- ------ ---------- -----
Basic EPS
 Income available to common share-
  holders.......................... $3,039 27,995 $0.11 $2,918   29,074   $0.10
                                                  =====                   =====
Effect of Dilutive Securities
 Impact of exercise of stock
  options under treasury stock
  method...........................    --     716          --     1,793
                                    ------ ------       ------   ------
Diluted EPS
 Income available to common
  shareholders and assumed
  exercises........................ $3,039 28,711 $0.11 $2,918   30,867   $0.09
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

                                    Eight Months Ended     Nine Months Ended
                                      March 31, 1997        March 31, 1998
                                    ------------------- -----------------------
                                                               (Restated)
                                    Income Shares  EPS  Income   Shares    EPS
                                    ------ ------ ----- ------ ---------- -----
Basic EPS
 Income available to common share-
  holders.......................... $4,191 27,905 $0.15 $4,831   28,853   $0.17
                                                  =====                   =====
Effect of Dilutive Securities
 Impact of exercise of stock
  options under treasury stock
  method...........................    --     637          --     1,845
                                    ------ ------       ------   ------
Diluted EPS
 Income available to common
  shareholders and assumed
  exercises........................ $4,191 28,542 $0.15 $4,831   30,698   $0.16
                                    ====== ====== ===== ======   ======   =====

  Options to purchase 269 and 382 shares of common stock were outstanding during the eight month period ended March 31, 1997 and the nine-month period ended March 31, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(6) Revenue Recognition

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP, 97-2, Software Revenue Recognition). The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, postcontract

                     DISCREET LOGIC INC. AND SUBSIDIARIES
customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that the evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to postcontract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

(7) Acquisition of Lightscape Technologies, Inc.

  On December 2, 1997, Discreet Logic entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet Logic. As a result of the Merger, Discreet Logic acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development for which Discreet Logic incurred a one-time charge against earnings in the amount of $1,646,000, ($0.06 per share) as restated, based on an appraisal, in the quarter ended December 31, 1997 and approximately $5,241,000 as restated was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet Logic and Lightscape.

  The following presents, in thousands on an unaudited basis, certain items on the Company's result of operations, for the eight month period ended March 31, 1997, and nine month period ended March 31, 1998, as though the acquisition and related transactions discussed above had occurred at the beginning of those periods:

                                                        Eight Months Nine Months
                                                           Ended        Ended
                                                         March 31,    March 31,
                                                            1997        1998
                                                        ------------ -----------
                                                                     (Restated)
     Total Revenues....................................   $ 68,293    $112,104
     Operating income (loss)...........................   $    (63)   $  9,048
     Net loss..........................................   $ (2,904)   $  1,888
     Basic EPS.........................................   $  (0.10)   $   0.07
     Diluted EPS.......................................   $  (0.10)   $   0.06

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

Recent Developments

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997, D-Vision Systems and Lightscape Technologies, Inc. in the nine-month period ended March 31, 1998.

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In-process research and development.................... $36,600,000 $ 9,178,000
Acquired technology....................................   5,553,991   5,553,991
Goodwill...............................................   1,328,753  28,750,753
Fair value of tangible assets acquired.................   3,526,651   3,526,651
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended March 31, 1998 as follows:

                                                              As         As
                                                           reported   restated
                                                          ---------- ----------
General and administrative............................... $2,137,000 $4,422,000
Operating income......................................... $7,147,000 $4,862,000
Net income............................................... $5,203,000 $2,918,000
Basic earnings per share................................. $     0.18 $     0.10
Diluted earnings per share............................... $     0.17 $     0.09

  The effect of these adjustments on previously reported consolidated financial statements for the nine-month period ended March 31, 1998 as follows:

                                                       As reported  As restated
                                                       -----------  -----------
General and administrative............................ $ 6,033,000  $11,978,000
Charge for purchased research and development......... $26,300,000  $ 6,915,000
Operating income (loss)............................... $(1,956,000) $11,984,000
Net income (loss)..................................... $(9,109,000) $ 4,831,000
Basic earnings per share.............................. $     (0.32) $      0.17
Diluted earnings per share............................ $     (0.32) $      0.16

 Private Placement of Shares to INTEL

  On March 4, 1998, Discreet Logic completed a private placement of 645,000 shares of its common shares, no par value per share, for proceeds to the Company of approximately $13,545,000, excluding issuance costs.

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statements of operations:

                              Three Months Three Months Eight Months Nine Months
                                 Ended        Ended        Ended        Ended
                               March 31,    March 31,    March 31,    March 31,
                                  1997         1998         1997        1998
                              ------------ ------------ ------------ -----------
                                            (Restated)               (Restated)
Total revenues..............      100%         100%         100%         100%
Cost of revenues............       42           40           47           40
                                  ---          ---          ---          ---
  Gross profit..............       58           60           53           60
                                  ---          ---          ---          ---
Operating expenses:
  Research and development..       10           11           10           10
  Sales and marketing.......       24           24           26           22
  General and administra-
   tive.....................        7           12            7           11
  Charge for purchased re-
   search and development...      --           --           --             6
  Litigation and related
   settlement expenses......      --            (1)         --           --
                                  ---          ---          ---          ---
Total operating expenses....                    46                        49
                                  ---          ---          ---          ---
  Operating income..........       17           14           10           11
Other income (expense),
net.........................
                                  ---          ---          ---          ---
  Income before income tax-
   es.......................       17           13           11           11
Provision for income taxes..        6            5            5            7
                                  ---          ---          ---          ---
Net income..................       11%           8%           6%           4%
                                  ===          ===          ===          ===

Three Months Ended March 31, 1998 and 1997 and Nine Months Ended March 31, 1998 and Eight Months Ended 31, 1997

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

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of the Company, amortization of goodwill, and reserves for doubtful accounts receivable. General and administrative expenses were $4,422,000 (12% of total revenues) as restated and $1,842,000 (7% of total revenues) for the three month periods ended March 31, 1998, and 1997, respectively, and $11,978,000 (11% of total revenues) as restated and $4,547,000 (7% of total revenues) for the nine-month period ended March 31, 1998, and the eight-month period ended March 31, 1997, respectively. The increase in general and administrative expenses in the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 is explained by an increase in personnel and the amortization of goodwill, in the three-month period ended March 31,1998 associated with the Denim, D-Vision, and Lightscape acquisitions. The increase in general and administrative expenses in the nine-months ended March 31, 1998 when compared to the eight-months ended March 31, 1997 is explained by the above factors as well as the additional month in the fiscal 1998 period. The Company expects that general and administrative expenses will increase from their current levels. Should revenues increase, the Company expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as their current levels.

  Charge for Purchased Research and Development. In connection with the Lightscape Acquisition, the Company expensed $1,646,000, as restated, of in-process research and development in the three month period ended December 31, 1997. In connection with the D-Vision Acquisition, the Company expensed $5,269,000, as restated, of in-process research and development in the three month period ended September 30, 1997.

  Other Income (Expense). Other Income (Expense) primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation resulted in losses of $385,000 and $445,000 for the three month periods ended March 31, 1998, and 1997, respectively, and losses of $77,000 and gains of $13,000 for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. These gains and losses are primarily the result of the Company and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated.

  Provision for Income Taxes. The Company's provision for income taxes was $1,739,000 and $1,674,000 for the three month periods ended March 31, 1998, and 1997, respectively, and $7,611,000 and $3,636,000 for the nine month period ended March 31, 1998, and the eight month period ended March 31, 1997, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The effective tax rate for the three month period ended March 31, 1998 differed from the statutory rate primarily as a result of the realization of the benefit for some prior year tax losses for which no benefit was previously recorded and the amortization of goodwill for which no tax benefit was recorded. The effective tax rate for the nine month period ended March 31, 1998 differed from the statutory rate primarily as a result of the Company recording charges for purchased in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges, the amortization of goodwill for which no tax benefit was recorded, offset by the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. The tax provision for the eight month period ended March 31, 1997 differed from the statutory rate primarily as a result of the Company not recording a benefit related to losses where the realization of the benefit was uncertain. The Company has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

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

  The Company's operating activities provided cash of $8,364,000 and $22,902,000 for the nine month period ended March 31, 1998 and the eight month period ended March 31, 1997, respectively. The principal uses of cash for the nine months ended March 31, 1998 were the disbursement of funds used to settle the class action litigations and the decrease in accounts payable and accrued expenses resulting from the Company paying many of the liabilities assumed in connection with the D-Vision and Lightscape acquisitions. These uses of cash were offset primarily by cash provided by net income before non-cash charges, including the charges for purchased in-process research and development, the receipt of insurance proceeds related to the settlement of the class action litigations and the increase in income taxes payable. Net cash provided by operations in the eight-month period ended March 31, 1997 was composed primarily of cash provided by net income before non-cash charges, decreases in accounts receivable, inventory, and income taxes receivable, and increases in accounts payable and accrued expenses, deferred revenue, income taxes payable, and customer deposits.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

Exhibit                                                  Description of Exhibit
-------                                                  ----------------------
Exhibit 27.1............................................ Financial Data Schedule

  (b) Reports on Form 8-K.

  A Current Report on Form 8-K dated December 30, 1997 was filed on January 14, 1998. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K (Acquisition or Disposition of Assets) announcing the completion of the merger of Lantern Acquisition Corp. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of Discreet Logic with and into Lightscape Technologies, Inc. ("Lightscape"), a Delaware corporation, with Lightscape the surviving corporation and a wholly-owned subsidiary of Discreet Logic, pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 2, 1997 by and among Discreet Logic, Merger Sub and Lightscape. A Current Report on Form 8- K/A dated December 30, 1997 was filed on March 16, 1998 containing the financial statements required by Item 7 of Form 8-K.

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