Form 10-K/A
period 1998-06-30
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

 Recent Acquisitions

  On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among Discreet, D-Vision, the former stockholders of D-Vision and certain other individuals. As a result of the D-Vision acquisition, Discreet acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Common Shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998, pending satisfactory resolution of a dispute regarding an indemnification claim against such escrow, and (ii) the resolution of any indemnification claims made by Discreet pursuant to the Stock Purchase Agreement. The D-Vision acquisition was accounted for as a purchase. The cash used by Discreet to fund the acquisition was derived primarily from cash flow from operations. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development, that had not yet reached technical feasibility and had no alternative use, for which Discreet incurred a one-time charge against earnings in the amount of $5,269,000 ($0.18 per share) as restated, in the quarter ending September 30, 1997, based on an appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The Lightscape Merger has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development, that had not yet reached technical feasibility and had no alternative use, for which Discreet incurred a one-time charge against earnings in the amount of $1,646,000 ($0.06 per share) as restated, based on an appraisal, in the quarter ended December 31, 1997 and approximately $5,241,000, as restated, was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arm's-length negotiations between the representatives of Discreet and Lightscape.

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

  In fiscal 1996, 1997 and 1998, Discreet spent approximately $14,402,000, $9,708,000 and $14,847,000 (net of tax credits), respectively, on research and development, representing 17%, 10% and 10%, respectively, of total revenues. Discreet's research and development staff consisted of 113 persons as of August 31, 1998.

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

                                                             Eleven
                                 Years Ended July 31,        Months   Year Ended
                               --------------------------  Ended June  June 30,
                                1994     1995      1996     30, 1997     1998
                               -------  -------  --------  ---------- ----------
                                   (in thousands, except per share data)
                                                           (Restated) (Restated)
Statement of Operations Data:
Total revenues...............  $15,392  $64,549   $83,997   $101,924   $151,558
Cost of revenues.............    8,289   29,609    49,333     47,571     62,033
                               -------  -------  --------   --------   --------
   Gross profit..............    7,103   34,940    34,664     54,353     89,525
                               -------  -------  --------   --------   --------
Operating expenses:
 Research and development(1).      625    4,037    14,402      9,708     14,847
 Sales and marketing.........    2,785   12,588    26,088     23,206     34,320
 General and administra-
  tive(3)....................    1,383    4,855    10,582      6,501     16,307
 Gain on sale of invest-
  ment(8)....................      --       --        --         --      (2,500)
 Costs related to terminated
  transaction(9).............      --       --        --         --       1,713
 Write-off of purchased re-
  search and
  development(4).............      --       --      8,500      2,263      6,915
 Write-down of investment(2).      --       --      2,500        --         --
 Restructuring expense(5)....      --       --     15,000        --      (1,504)
 Litigation and related set-
  tlement expense(6)(7)......    1,366      --      2,506      6,500       (405)
                               -------  -------  --------   --------   --------
   Total operating expenses..    6,159   21,480    79,578     48,178     69,693
                               -------  -------  --------   --------   --------
   Operating income (loss)...      944   13,460   (44,914)     6,175     19,832
Total other income (expense).      (86)    (170)    2,208        990      2,066
                               -------  -------  --------   --------   --------
Income (loss) before income
 taxes and minority interest.      858   13,290   (42,706)     7,165     21,898
Provision for income taxes...      343    5,490     1,435      6,489     10,854
                               -------  -------  --------   --------   --------
Net income (loss) before
 minority interest...........      515    7,800   (44,141)  $    676     11,044
Minority interest............       32       15       --         --         --
                               -------  -------  --------   --------   --------
   Net income (loss).........  $   483  $ 7,785  $(44,141)  $    676   $ 11,044
                               =======  =======  ========   ========   ========
Net income (loss) per common
 share.......................  $  0.02  $ 0 .31  $  (1.64)  $   0.02   $   0.36
                               =======  =======  ========   ========   ========
Weighted average common
 shares outstanding..........   23,094   24,886    26,837     28,894     30,793
                               =======  =======  ========   ========   ========
                                       July 31,
                               --------------------------   June 30,   June 30,
                                1994     1995      1996       1997       1998
                               -------  -------  --------  ---------- ----------
                                               (in thousands)
                                                           (Restated) (Restated)
Balance Sheet Data:
Cash and cash equivalents....  $   826  $40,987  $ 21,658   $ 31,668   $ 46,459
Working capital (deficit)....     (382)  41,847    24,030     18,536     40,409
Total assets.................    9,431   76,858    80,148    103,377    136,411
Total shareholders' equity...      934   50,124    42,343     44,381     78,654

(1) Research and development expenses are net of Canadian federal and provincial tax credits of $450,000, $545,000, $711,000, $696,000, and
    $1,108,000 for the fiscal years ended July 31, 1994, 1995, 1996, the eleven months ended June 30, 1997, and the fiscal year ended June 30, 1998, respectively. See Note 7 of Notes to the Company's Consolidated Financial Statements.
(2) In the third fiscal quarter of 1996, the Company charged to operations $2,500,000 as research and development expense related to its investment in Series B convertible, voting, preferred shares of Essential Communications due to the uncertainty regarding the realizability of the investment in the preferred shares.
(3) In fiscal 1996, the Company provided approximately $3,300,000 in reserves for potentially doubtful accounts receivable, and provided $830,000 to reflect certain recourse provisions in and other risks associated with certain third party financing arrangements. See Note 2(g) of Notes to the Company's Consolidated Financial Statements. In addition, in the third quarter of fiscal 1996, the Company reduced the carrying value of a building purchased in Montreal by Cdn$500,000 (approximately $365,000) to reflect the amount expected to be realized upon its sale.
(4) As part of the Company's acquisition of all of the outstanding shares of Computer-und Serviceverwaltungs AG ("COSS") and certain assets of IMP Innovative Medientechnik-und Planungs-GmbH ("IMP") in October 1995, the Company charged to operations $8,500,000 of in-process research and development that had not yet reached technical feasibility and had no alternative use. As part of the Company's acquisition of substantially all of the assets of Denim Software L.L.C., the Company charged to operations $2,263,000 as restated of in-process research and development that had not yet reached technical feasibility and had no alternative use. As part of the Company's acquisition of all of the outstanding shares of D-Vision Systems, Inc. in July 1997, and Lightscape Technologies, Inc. in December 1997, the Company charged to operations $5,269,000, as restated, and $1,646,000, as restated, respectively, of in-process research and development that had not yet reached technical feasibility and had no alternative use.
(5) In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000. In the fourth fiscal quarter of 1998, the Company reversed approximately $2,333,000 of restructuring reserves considered to no longer be necessary and charged an additional $829,000 for costs related to the closure of its U.K. research facility. See Note 19 of Notes to the Company's Consolidated Financial Statements.
(6) The results of operations for fiscal 1994 include a charge of $1,366,000 for litigation and related settlement expenses in connection with the Company's litigation and arbitration with Softimage.
(7) The results of operations for fiscal 1996 includes a charge of $2,506,000 to operations for legal costs associated with defending the class action lawsuits. In fiscal 1997, an additional charge of $6,500,000 was recorded to accrue the anticipated costs of settling all three lawsuits under the agreement-in-principle. In fiscal 1998, the Company reversed $405,000 of this accrual to adjust previously estimated amounts to the actual costs incurred. See Note 5 of Notes to the Company's Consolidated Financial Statements.
(8) In the fourth quarter of fiscal 1998, the Company realized a gain of $2,500,000 upon the sale of its investment in the preferred shares of Essential Communications Corporation. See Note 16 of Notes to the Company's Consolidated Financial Statements.
(9) In the fourth quarter of fiscal 1998, the Company incurred costs associated with the terminated merger transaction with MGI Software Corp. See Note 17 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997, and D-Vision Systems and Lightscape Technologies, Inc. in fiscal 1998. The impact on the Company's previously reported financial information is as follows:

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
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements as of and for the eleven-month period ended June 30, 1997 and the year ended June 30, 1998 is as follows:

                                       1997                     1998
                              ------------------------ ------------------------
                              As Reported  As Restated As Reported  As Restated
                              -----------  ----------- -----------  -----------
Other assets................. $ 2,659,964  $10,092,283 $ 6,548,313  $25,635,785
Accumulated deficit.......... $42,639,374  $35,207,055 $43,250,587  $24,163,115
General and administrative
 expenses.................... $ 6,396,024  $ 6,500,705 $ 8,077,175  $16,307,022
Write-off of purchased
 research and development.... $ 9,800,000  $ 2,263,000 $26,800,000  $ 6,915,000
Operating income (loss)...... $(1,257,395) $ 6,174,924 $ 8,176,614  $19,831,767
Net income (loss)............ $(6,755,975) $   676,344 $  (611,213) $11,043,940
Basic earnings (loss) per
 share....................... $     (0.24) $      0.02 $     (0.02) $      0.38
Diluted earnings (loss) per
 share....................... $     (0.24) $      0.02 $     (0.02) $      0.36


Overview

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

 Recent Acquisitions

  On July 15, 1997, Discreet acquired all of the outstanding shares of capital stock of D-Vision pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among Discreet, D-Vision, the former stockholders of D-Vision and certain other individuals. As a result of the D-Vision acquisition, Discreet acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Common Shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998, pending satisfactory resolution of a dispute regarding an indemnification claim against such escrow, and (ii) the resolution of any indemnification claims made by Discreet pursuant to the Stock Purchase Agreement. The D-Vision acquisition was accounted for as a purchase. The cash used by Discreet to fund the acquisition was derived primarily from cash flow from operations. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet incurred a one-time charge against earnings in the amount of $5,269,000 ($0.18 per share) as restated, in the quarter ending September 30, 1997, based on an appraisal. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of Discreet Logic and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet acquired, among other products, the Lightscape TM product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The Lightscape Merger has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet incurred a one-time charge against earnings in the amount of $1,646,000 ($0.06 per share), as restated, based on an appraisal, in the quarter ended December 31, 1997 and approximately $5,241,000, as restated, was allocated to intangible assets, which include goodwill and acquired technology, and is being amortized on a straight-line basis over their estimated useful lives of three to five years. The terms of the transaction were the result of arms'-length negotiations between the representatives of Discreet and Lightscape.

 In-process Research and Development

Overview--The Acquisition of Lightscape Technologies by Discreet Logic Inc.

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

  With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Lightscape prior to the close of the acquisition. Following are, as of the acquisition date, the estimated completion percentage, estimated technology life and projected introduction date:

                                                Percent  Technology Introduction
   Lightscape In-Process Technology            Completed    Life        Date
   --------------------------------            --------- ---------- ------------
   Next generation Lightscape technology......    25%     5 years    April 1999

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

Overview--The Acquisition of D-Vision Systems, Inc. by Discreet Logic Inc.

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

Allocation of value

  The fair values of the assets acquired from D-Vision were allocated between:
Intellectual property--in-process research and development and developed technology; and Other intangible assets--assembled work force and goodwill/other intangibles. The results of the allocation of values between the assets are as follows:

   Asset                                                       Fair Market Value
   -----                                                       -----------------
                                                                  (Restated)
   Intellectual Property:
     In-Process Research and Development......................    $ 5,269,000
     Developed Technology.....................................    $ 3,100,000
   Other Intangible Assets:
     Assembled Work Force.....................................    $   200,000
     Goodwill/Other Intangibles...............................    $16,448,000

Comparison to Actual Results

  The Company believed that the foregoing assumptions used in the D-Vision's in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. Actual results to date have been lower than forecasts with respect to acquired in-process revenues. This has been primarily due to the following factors: (1) unanticipated delays in the integration of the D-Vision product into the Company's corporate branding initiatives, resulting in a longer than anticipated period of reduced marketing effort; (2) slow progress in resolving disputes with D-Vision's existing resellers and the development of a distribution channel; (3) following the acquisition, the Company generated revenues solely from the sale of D-Vision software and not from the sale of software/hardware bundles (including D-Vision software and Truevision graphics boards) as originally forecasted, (4) following the acquisition, Truevision discontinued selling D-Vision software, however, the forecasts were prepared using the assumption that these sales would continue (5) delays in the realization of synergies from fully integrated products based on the Denim and D-Vision technologies due to delays in the completion and integration of these technologies. Due to missed market opportunities, the Company anticipates greater uncertainty, regarding future revenue levels, than originally forecasted. The Company does not account for operating expenses by product line. Therefore, the Company has not determined the actual expenses associated with this product. However, the Company believes that expenses incurred to date associated with the development and integration of the in-process R&D projects are approximately consistent with the Company's previous estimates.

  The Company has completed many of the original R&D projects in accordance with the plans outlined above. The Company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays have occurred due to changes in technological and market requirements for digital video systems. Further, factors such as the inherent complexity and breadth of the projects have delayed the development process as well. The risks associated with these efforts are still considered high and no assurance can be made that D-Vision's upcoming products will meet with market acceptance. Delays in the introduction of certain products may have adversely affected the Company's revenues and earnings in prior quarters. Further delays may have a similar impact on financial results going forward.

Overview--The Acquisition of Denim Software LLC by Discreet Logic Inc.

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

Comparison to Actual Results

  The Company believed that the foregoing assumptions used in the Denim's in-process R&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company currently believes that actual results have been lower than forecasts with respect to acquired in-process revenues. This has been primarily due to the following factors: (1) unanticipated delays in the integration of the Denim product into the Company's corporate branding initiatives, resulting in a longer than anticipated period of reduced marketing effort; (2) slow progress in the development of a distribution channel; and (3) delays in the realization of synergies from fully integrated products based on the Denim and D-Vision technologies due to delays in the integration of these technologies. Due to missed market opportunities, the Company anticipates greater uncertainty, regarding future revenue levels, than originally forecasted. The Company does not account for operating expenses by product line. Therefore, the Company has not determined the actual expenses associated with this product. However, the Company believes that expenses incurred to date associated with the development and integration of the in-process R&D projects are approximately consistent with the Company's previous estimates.

  The Company has completed many of the original R&D projects in accordance with the plans outlined above. The Company continues to work toward the completion of other projects. The majority of the projects are on schedule, but delays have occurred due to changes in technological and market requirements for digital video systems. Further, factors such as the inherent complexity and breadth of the projects have delayed the development process as well. The risks associated with these efforts are still considered high and no assurance can be made that Denim's upcoming products will meet with market acceptance. Delays in the introduction of certain products may have adversely affected the Company's revenues and earnings in prior quarters. Further delays may have a similar impact on financial results going forward.

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                         Year      Eleven Months      Year
                                    Ended July 31,     Ended     Ended June 30,
                                         1996      June 30, 1997      1998
                                    -------------- ------------- --------------
                                                    (Restated)     (Restated)
   Total revenues.................       100 %          100 %         100 %
   Cost of revenues...............        59             47            41
                                         ---            ---           ---
         Gross profit.............        41             53            59
                                         ---            ---           ---
   Operating expenses:
       Research and development...        17             10            10
       Sales and marketing........        31             23            23
       General and
        administrative............        13              6            11
       Gain on sale of
        investment................       --             --             (2)
       Costs related to terminated
        transaction...............       --             --              1
       Write-off of purchased
        research and development..        10              2             5
       Write-down of investment...         3            --            --
       Restructuring expense......        18            --             (1)
       Litigation and related
        settlement expense........         3              6             0
                                         ---            ---           ---
         Total operating
          expenses................        95             47            47
                                         ---            ---           ---
         Operating income (loss)..       (54)             6            12
   Other income (expense).........         3              1             2
                                         ---            ---           ---
   Income (loss) before income
    taxes.........................       (51)             7            14
   Provision for income taxes.....         2              6             7
                                         ---            ---           ---
         Net (loss) income........       (53)%            1%            7%
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

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of Discreet, amortization of goodwill, and reserves for doubtful accounts receivable. General and administrative expenses were $16,307,000 (11% of total revenues), as restated, and $6,501,000 (6% of total revenues), as restated, for the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997, respectively. The increase in general and administrative expenses is explained by an increase in personnel, the amortization in the twelve month period ended June 30, 1998, of the goodwill associated with Denim, D-Vision, and Lightscape acquisitions as well as the additional month in the fiscal 1998 period. Discreet expects that general and administrative expenses will increase from their current levels. Should revenues increase, Discreet expects that general and administrative expenses, as a percentage of total revenues, should remain approximately the same as current levels.

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

  Charge for Purchased Research and Development. In connection with the Lightscape acquisition, Discreet expensed $1,646,000, as restated, based on an appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended December 31, 1997. In connection with the D-Vision acquisition, Discreet expensed $5,269,000, as restated, based on an appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended September 30, 1997. During the eleven-month period ended June 30, 1997, Discreet expensed $2,263,000 as restated, based on an appraisal of in-process and development related to the Denim Acquisition, that had not yet reached technical feasibility and had no alternative use. See Notes 2 and 15 of Notes to Discreet's Consolidated Financial Statements.

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

  Cost of Revenues. Cost of revenues was $47,571,000 (47% of total revenues) and $49,333,000 (59% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in cost of revenues as a percentage of total revenues was a result of the following factors: (1) Discreet's growing penetration into the Asian market where customers typically purchase only software or software and storage media bundles, (2) the SGI workstation component of cost of revenues declined as Discreet's installed base purchased additional software and storage media to add on to existing workstations, and (3) provision to write inventories down to their net realizable values, in the amount of $3,232,000, was lower for the eleven-month period ended June 30, 1997 as compared to the provision of $5,663,000 for the twelve-month period ended July 31, 1996. These provisions were recorded, on a specific item basis, as a result of excess inventories. In 1996, the Company experienced greater levels of excess inventories due to inventories being purchased to fulfill revenue forecasts which did not materialize. The excess inventories in 1996 and 1997 were caused primarily by rapidly changing technology for workstations, peripherals, and disk drives. These changes significantly diminished the market demand for the older technology and, consequently, its net realizable value.

  Research and Development. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $9,708,000 (10% of total revenues) and $14,402,000 (17% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in research and development expenses, after deducting tax credits, was a result of the following factors: (1) the provision, in the amount of $2,500,000, recorded during the quarter ended April 30, 1996, to reflect the uncertainty regarding the realizability of Discreet's investment in the preferred shares of Essential Communications Corporation and (2) the implementation of Discreet's restructuring plan which included the reduction of personnel, closure of certain research and development offices, and consolidation of software research and development in its Montreal headquarters during the fourth fiscal quarter of 1996 and the eleven-month period ended June 30, 1997. See Note 19 to Notes to Discreet's Consolidated Financial Statements. These decreases were partially offset by general salary increases. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. Discreet has not capitalized any software development costs to date. See Note 2(e) of Notes to Discreet's consolidated financial statements. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues.

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

  General and Administrative. General and administrative expenses were $6,501,000 (6% of total revenues) as restated, and $10,582,000 (13% of total revenues) for the eleven-month period ended June 30, 1997 and the twelve-month period ended July 31, 1996, respectively. The decrease in general and administrative expenses resulted primarily from the implementation of Discreet's restructuring plan which included a reduction of administrative personnel as well as the closure of administrative offices in Cambridge, Massachusetts. Additionally, in fiscal 1996, Discreet provided approximately $3,300,000 in reserves for potentially uncollectible accounts receivable and provided $830,000 to reflect certain recourse provisions associated with third party financing arrangements, and reduced the carrying value of a building purchased in Montreal by CDN$500,000 (approximately $365,000) to reflect the value expected to be realized upon sale. The allowance for potentially uncollectible accounts was increased because Discreet was experiencing difficulty collecting receivables due to customers' concerns regarding Discreet's business problems, change in management, restructuring plans and Discreet's ability to support its products and customers over the long term.

  Charge for Purchased Research and Development. In connection with the acquisition of substantially all of the assets of Denim Software L.L.C., Discreet expensed $2,263,000 (2% of total revenues) as restated, of in-process research and development, that had not yet reached technical feasibility and had no alternative use, during the eleven-month period ended June 30, 1997. During fiscal 1996, in connection with the COSS/IMP acquisition, Discreet expensed $8,500,000 (10% of total revenues) of in-process research and development. See Note 15 of Notes to Discreet's Consolidated Financial Statements.

  Write-down of Investment. During the quarter ended April 30, 1996, Discreet recorded a write-down of its investment in the preferred shares of Essential Communications Corporation ("Essential"), in the amount of $2,500,000, to reflect the uncertainty regarding the realizability of this investment. Discreet made the investment in Essential in anticipation of realizing benefits from the networking technology that Essential was developing. When it became doubtful that Essential would be able to realize its development efforts, due to financial constraints, and that the technological benefits may not be achieved on time to meet market demand, the investment was written down to reflect the other than temporary impairment in its value.

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

                                                         (in thousands)
                         --------------------------------------------------------------------------------------
                                     Two
                         Quarter   Months                           Quarters Ended
                          Ended     Ended   -------------------------------------------------------------------
                          Oct.      Dec.
                           31,       31,    Mar. 31,   June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,
                          1996      1996      1997       1997        1997        1997       1998        1998
                         -------   -------  --------  ----------  ----------  ---------- ----------  ----------
                                                      (Restated)  (Restated)  (Restated) (Restated)  (Restated)
Total revenues.......... $23,263   $16,833  $27,044    $34,784     $38,405     $37,268    $35,712     $40,173
Cost of revenues........  12,287     8,003   11,255     16,026      17,280      13,548     14,191      17,015
                         -------   -------  -------    -------     -------     -------    -------     -------
    Gross profit........  10,976     8,830   15,789     18,758      21,125      23,720     21,521      23,158
                         -------   -------  -------    -------     -------     -------    -------     -------
Operating expenses:
  Research and
   development..........   2,678     1,575    2,746      2,709       3,512       3,901      4,032       3,402
  Sales and marketing...   6,017     4,610    6,534      6,045       7,433       8,407      8,610       9,870
  General and
   administrative.......   1,516     1,189    1,842      1,954       3,605       3,951      4,422       4,329
  Gain on sale of
   investment...........     --        --       --         --          --          --         --       (2,500)
  Costs related to
   terminated
   transaction..........     --        --       --         --          --          --         --        1,713
  Write-off of purchased
   research and
   development..........     --        --       --       2,263       5,269       1,646        --          --
  Restructuring expense.     --        --       --         --          --          --         --       (1,504)
  Litigation and related
   settlement expenses..     --        --       --       6,500         --          --        (405)        --
                         -------   -------  -------    -------     -------     -------    -------     -------
    Total operating
     expenses...........  10,211     7,374   11,122     19,471      19,819      17,905     16,659      15,310
                         -------   -------  -------    -------     -------     -------    -------     -------
    Operating income
     (loss).............     765     1,456    4,667       (713)      1,306       5,815      4,862       7,848
Total other income
 (expense)..............    (925)    1,819       46         51         377         287       (205)      1,608
                         -------   -------  -------    -------     -------     -------    -------     -------
Income (loss) before
 income taxes...........    (160)    3,275    4,713       (662)      1,683       6,102      4,657       9,456
Provision for income
 taxes..................     652     1,310    1,674      2,853       2,775       3,097      1,739       3,243
                         -------   -------  -------    -------     -------     -------    -------     -------
    Net income (loss)... $  (812)  $ 1,965  $ 3,039    $(3,515)    $(1,092)    $ 3,005    $ 2,918     $ 6,213
                         =======   =======  =======    =======     =======     =======    =======     =======
Total revenues..........     100 %     100%     100%       100 %       100 %       100%       100 %       100 %
Cost of revenues........      53        48       42         46          45          36         40          42
                         -------   -------  -------    -------     -------     -------    -------     -------
   Gross profit.........      47        52       58         54          55          64         60          58
                         -------   -------  -------    -------     -------     -------    -------     -------
Operating expenses:
  Research and
   development..........      12         9       10          8           9          10         11           9
  Sales and marketing...      26        27       24         17          20          23         24          25
  General and
   administrative.......       6         7        7          6           9          11         12          11
  Gain on sale of
   investment...........     --        --       --         --          --          --         --           (6)
  Costs related to
   terminated
   transaction..........     --        --       --         --          --          --         --            4
  Write-off of purchased
   research and
   development..........     --        --       --           6          14           4        --          --
  Restructuring expense.     --        --       --         --          --          --         --           (4)
  Litigation and related
   settlement expenses..     --        --       --          19         --          --          (1)        --
                         -------   -------  -------    -------     -------     -------    -------     -------
   Total operating
    expenses............      44        43       41         56          52          48         46          39
                         -------   -------  -------    -------     -------     -------    -------     -------
   Operating income
    (loss)..............       3         9       17         (2)          3          16         14          19
Total other income
 (expense)..............      (4)       11      --         --            1         --          (1)          4
                         -------   -------  -------    -------     -------     -------    -------     -------
Income (loss) before
 income taxes...........      (1)       20       17         (2)          4          16         13          23
Provision for income
 taxes..................       3         8        6          8           7           8          5           8
                         -------   -------  -------    -------     -------     -------    -------     -------
   Net income (loss)....      (4)%      12%      11%       (10)%        (3)%         8%         8 %        15 %
                         =======   =======  =======    =======     =======     =======    =======     =======

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Discreet Logic Inc.

Date: February 4, 1999                          /s/ Richard J. Szalwinski
                                       By: ___________________________________
                                                  Richard J. Szalwinski
                                              President and Chief Executive
                                                         Officer

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

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

  We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries, as restated--See Note 2(a), at June 30, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows, as restated--See Note 2(a), for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          Arthur Andersen & Cie
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
July 31, 1998
(except with respect to the matters discussed in Note 22, as to which the date is September 11, 1998 and Note 2(a) as to which the date is February 3, 1999.)

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (amounts in U.S. Dollars)

                                                       June 30,      June 30,
                                                         1997          1998
                                                     ------------  ------------
                                                      (Restated)    (Restated)
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................  $ 31,668,128  $ 46,459,113
  Accounts receivable (less reserves for
   uncollectible accounts of $3,487,000 and
   $3,654,000 respectively)........................    26,893,405    32,102,444
  Inventory--
    Resale.........................................    10,867,176     7,880,378
    Demonstration..................................     3,053,752     4,776,387
  Income taxes receivable..........................       448,059           --
  Other current assets.............................     3,888,689     4,718,671
                                                     ------------  ------------
                                                       76,819,209    95,936,993
Property and equipment--less accumulated
 depreciation and amortization.....................     7,728,248     9,576,129
Deferred income taxes..............................     3,489,537       877,514
Other assets.......................................    10,092,283    25,635,785
Assets held for resale.............................     5,247,741     4,384,160
                                                     ------------  ------------
                                                     $103,377,018  $136,410,581
                                                     ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Borrowings under line of credit..................  $        --   $  2,713,131
  Accounts payable.................................    23,687,070    23,265,953
  Accrued expenses.................................    20,398,720    12,833,320
  Deferred revenue.................................     8,103,294     6,544,620
  Customer deposits................................     1,359,619       288,113
  Income taxes payable.............................     4,734,484     9,882,485
                                                     ------------  ------------
                                                       58,283,187    55,527,622
                                                     ------------  ------------
Deferred income taxes..............................       713,236     2,228,634
                                                     ------------  ------------
Commitments and Contingencies (Notes 5, 12, and 15)
Shareholders' Equity:
  Preferred shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--none
  Common shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--28,117,415 shares at
    June 30, 1997 and 29,617,504 shares at June 30,
    1998...........................................    81,075,419   107,748,709
  Accumulated deficit..............................   (35,207,055)  (24,163,115)
  Deferred compensation............................      (673,750)     (907,491)
  Cumulative translation adjustment................      (814,019)   (4,023,778)
                                                     ------------  ------------
    Total shareholders' equity.....................    44,380,595    78,654,325
                                                     ------------  ------------
                                                     $103,377,018  $136,410,581
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (amounts in U.S. Dollars)

                                                       Eleven
                                       Year Ended   Months Ended   Year Ended
                                        July 31,      June 30,      June 30,
                                          1996          1997          1998
                                      ------------  ------------  ------------
                                                     (Restated)    (Restated)
Total revenues....................... $ 83,997,447  $101,923,931  $151,558,128
Cost of revenues.....................   49,333,071    47,571,342    62,033,320
                                      ------------  ------------  ------------
    Gross profit.....................   34,664,376    54,352,589    89,524,808
                                      ------------  ------------  ------------
Operating expenses:
  Research and development, net of
   tax credits of $711,000, $696,000
   and $1,108,000, respectively......   14,402,432     9,707,890    14,847,019
  Sales and marketing................   26,088,163    23,206,070    34,320,612
  General and administrative.........   10,581,670     6,500,705    16,307,022
  Write-off of purchased research and
   development (Note 15).............    8,500,000     2,263,000     6,915,000
  Write-down of investment (Note 16).    2,500,000           --            --
  Gain on sale of investment (Note
   16)...............................          --            --     (2,500,000)
  Costs of terminated agreement (Note
   17)...............................          --            --      1,712,860
  Restructuring expense (Note 19)....   15,000,000           --     (1,504,472)
  Litigation and related settlement
   expenses (Note 5).................    2,506,203     6,500,000      (405,000)
                                      ------------  ------------  ------------
    Total operating expenses.........   79,578,468    48,177,665    69,693,041
                                      ------------  ------------  ------------
    Operating income (loss)..........  (44,914,092)    6,174,924    19,831,767
                                      ------------  ------------  ------------
Other income (expense):
  Interest income....................    2,258,705     1,233,924     1,118,343
  Interest expense...................     (229,579)      (55,318)     (135,625)
  Foreign currency exchange gain
   (loss)............................      178,620      (187,843)    1,083,450
                                      ------------  ------------  ------------
    Total other income (expense).....    2,207,746       990,763     2,066,168
                                      ------------  ------------  ------------
  Income (loss) before income taxes..  (42,706,346)    7,165,687    21,897,935
Provision for income taxes...........    1,434,835     6,489,343    10,853,995
                                      ------------  ------------  ------------
  Net income (loss).................. $(44,141,181) $    676,344  $ 11,043,940
                                      ============  ============  ============
Earnings (loss) per share:
  Basic.............................. $      (1.64) $       0.02  $       0.38
                                      ============  ============  ============
  Diluted............................ $      (1.64) $       0.02  $       0.36
                                      ============  ============  ============
Weighted average common shares
 outstanding:
  Basic..............................   26,836,834    27,947,807    29,029,147
                                      ============  ============  ============
  Diluted............................   26,836,834    28,893,652    30,792,932
                                      ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (amounts in U.S. Dollars)

                                                    Retained                     Share     Cumulative       Total
                            Common                  Earnings      Deferred   Subscriptions Translation  Shareholders'
                            Shares      Amount     (Deficit)    Compensation  Receivable   Adjustment      Equity
                          ---------- ------------ ------------  ------------ ------------- -----------  -------------
Balance, July 31, 1995..  25,166,860 $ 43,232,545 $  8,257,782   $     --     $(1,645,000) $   279,126  $ 50,124,453
 Issuance of common
  shares net of issuance
  costs of $1,988,202
  and related tax effect
  of $775,399...........     970,920   28,157,527          --                         --           --     28,157,527
 Exercise of common
  stock options.........   1,244,918    1,230,734          --                         --           --      1,230,734
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      16,728      302,108          --                         --           --        302,108
 Issuance of shares to
  COSS .................     300,000    6,000,000          --                         --           --      6,000,000
 Collection of share
  subscriptions
  receivable............         --           --           --                   1,645,000          --      1,645,000
 Net loss...............         --           --   (44,141,181)                       --           --    (44,141,181)
 Change in cumulative
  translation
  adjustment............         --           --           --          --             --      (975,625)     (975,625)
                          ---------- ------------ ------------   ---------    -----------  -----------  ------------
Balance, July 31, 1996..  27,699,426   78,922,914  (35,883,399)        --             --      (696,499)   42,343,016
 Exercise of common
  stock options.........     321,577    1,128,256          --                         --           --      1,128,256
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      96,412      350,499          --                         --           --        350,499
 Grant of compensatory
  stock options.........         --       673,750          --    (673,750)            --           --            --
 Net income, as
  restated..............         --           --       676,344                        --           --        676,344
 Change in cumulative
  translation
  adjustment............         --           --           --                         --      (117,520)     (117,520)
                          ---------- ------------ ------------   ---------    -----------  -----------  ------------
Balance, June 30, 1997,
 as restated............  28,117,415   81,075,419  (35,207,055)   (673,750)           --      (814,019)   44,380,595
 Exercise of common
  stock options.........     253,163    1,136,747          --                         --           --      1,136,747
 Issuance of shares
  through Employee Stock
  Purchase Plan.........      46,926      524,165          --                         --           --        524,165
 Issuance of shares to
  D-Vision (Note 15(b)).     555,000   10,649,063          --                         --           --     10,649,063
 Issuance of shares to
  Intel, net of issuance
  costs of $17,625 (Note
  8(d)).................     645,000   13,527,375          --                         --           --     13,527,375
 Grant of compensatory
  stock options.........         --       835,940          --    (835,940)            --           --            --
 Compensation expense
  related to stock
  options...............         --           --           --      602,199            --           --        602,199
 Net income, as
  restated..............         --           --    11,043,940                        --           --     11,043,940
 Change in cumulative
  translation
  adjustment............         --           --           --                         --    (3,209,759)   (3,209,759)
                          ---------- ------------ ------------   ---------    -----------  -----------  ------------
Balance, June 30, 1998,
 as restated............  29,617,504 $107,748,709 $(24,163,115)  $(907,491)   $       --   $(4,023,778) $ 78,654,325
                          ========== ============ ============   =========    ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in U.S. Dollars)

                                                      Eleven Months   Year Ended
                                        Year Ended        Ended        June 30,
                                       July 31, 1996  June 30, 1997      1998
                                       -------------  -------------  ------------
                                                       (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................  $(44,141,181)  $    676,344   $ 11,043,940
 Adjustments to reconcile net income
  (loss) to cash provided by
  operating activities--
   Depreciation and amortization.....     6,276,139      5,987,256     16,384,309
   Deferred income taxes.............    (2,072,789)       503,699      3,769,945
   Loss on sale of fixed assets......        31,819            --             --
   Write-off of purchased research &
    development......................     8,500,000      2,263,000      6,915,000
   Write-off of assets for
    restructuring....................     5,510,237            --         610,472
   Reversal of restructuring reserve,
    net..............................           --             --      (1,504,472)
   Write-off of investment in
    Essential Communications
    Corporation......................     2,500,000            --             --
   Gain on sale of investment in
    Essential Communications
    Corporation......................           --             --      (2,500,000)
   Compensation expense related to
    stock options....................           --             --         602,199
   Changes in assets and liabilities
    (net of effect of acquisitions)--
     Settlement of class action
      litigation.....................           --             --     (10,800,000)
     Insurance proceeds related to
      class action litigation........           --             --       3,459,000
     Accounts receivable.............    (1,100,199)   (10,819,617)    (4,326,039)
     Inventory.......................    (6,088,107)     2,986,146      3,378,732
     Income taxes receivable.........    (2,718,204)     2,743,232        448,059
     Other current assets............    (1,917,776)      (248,546)      (682,982)
     Accounts payable................    (6,183,710)    14,336,101     (3,880,117)
     Accrued expenses................    16,865,069        799,643     (8,328,774)
     Deferred revenue................       961,399      3,333,788     (1,558,674)
     Income taxes payable............    (2,578,994)     4,734,484      5,148,001
     Customer deposits...............     1,807,254     (1,258,442)    (1,071,506)
     Due to related parties..........       (75,778)       (25,535)           --
                                       ------------   ------------   ------------
      Net cash provided by (used in)
       operating activities..........   (24,424,821)    26,011,553     17,107,093
                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..   (15,870,636)    (6,265,405)    (9,501,868)
 Proceeds from disposal of property
  and equipment......................       212,719          4,885        818,000
 Increase in other assets............      (519,841)    (2,480,908)           --
 Cash paid for Denim acquisition and
  related costs......................           --      (9,125,611)           --
 Cash paid for D-Vision acquisition
  and related costs..................           --             --     (10,342,000)
 Cash paid for COSS/IMP acquisition
  and related costs..................    (5,544,848)           --             --
 Cash paid for investment in
  Essential Communications
  Corporation........................    (2,500,000)           --             --
 Proceeds from sale of investment in
  Essential Communications
  Corporation........................           --             --       2,500,000
                                       ------------   ------------   ------------
      Net cash used in investing
       activities....................   (24,222,606)   (17,867,039)   (16,525,868)
                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit........           --             --       2,713,131
 Proceeds from issuance of common
  shares, net of issuance costs......    27,382,128            --      13,527,375
 Proceeds from the exercise of stock
  options............................     1,230,734      1,128,256      1,136,747
 Proceeds from the employee stock
  purchase plan......................       302,108        350,499        524,165
 Payment of capital lease
  obligations........................      (249,699)           --             --
 Proceeds from share subscriptions
  receivable.........................     1,645,000            --             --
                                       ------------   ------------   ------------
      Net cash provided by financing
       activities....................    30,310,271      1,478,755     17,901,418
                                       ------------   ------------   ------------
Foreign exchange effect on cash......      (991,874)       386,808     (3,691,658)
                                       ------------   ------------   ------------
Increase (decrease) in cash and cash
 equivalents.........................   (19,329,030)    10,010,077     14,790,985
Cash and cash equivalents, beginning
 of year.............................    40,987,081     21,658,051     31,668,128
                                       ------------   ------------   ------------
Cash and cash equivalents, end of
 year................................  $ 21,658,051   $ 31,668,128   $ 46,459,113
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

 (a) Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the AICPA dated September 9, 1998, regarding the SEC's views on in-process research and development, the Company has increased the allocation of purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997, D-Vision Systems and Lightscape Technologies, Inc. in fiscal 1998. The impact on the Company's previously reported financial information is as follows:

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
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements as of and for the eleven-month period ended June 30, 1997 and the year ended June 30, 1998 is as follows:

                                       1997                     1998
                              ------------------------ ------------------------
                              As reported  As restated As reported  As restated
                              -----------  ----------- -----------  -----------
Other assets................. $ 2,659,964  $10,092,283 $ 6,548,313  $25,635,785
Accumulated deficit.......... $42,639,374  $35,207,055 $43,250,587  $24,163,115
General and administrative
 expenses.................... $ 6,396,024  $ 6,500,705 $ 8,077,175  $16,307,022
Write-off of purchased
 research and development.... $ 9,800,000  $ 2,263,000 $26,800,000  $ 6,915,000
Operating income (loss)...... $(1,257,395) $ 6,174,924 $ 8,176,614  $19,831,767
Net income (loss)............ $(6,755,975) $   676,344 $  (611,213) $11,042,940
Basic earnings (loss) per
 share....................... $     (0.24) $      0.02 $     (0.02) $      0.38
Diluted earnings (loss) per
 share....................... $     (0.24) $      0.02 $     (0.02) $      0.36

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The reconciliation of net income, as previously reported, to net income, as restated for the eleven months ended June 30, 1997 and June 30, 1998 is as follows:

                                                         1997         1998
                                                      -----------  -----------
Net income (loss), as reported....................... $(6,755,975) $  (611,213)
Restatement adjustments:
  Write-off of purchased research and development, as
   reported.......................................... $ 9,800,000  $26,800,000
  Write-off of purchased research and development, as
   restated.......................................... $(2,263,000) $(6,915,000)
  Increase in goodwill amortization..................    (104,681) $(8,230,847)
                                                      -----------  -----------
Net income, as restated.............................. $   676,344  $11,042,940
                                                      ===========  ===========

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

 (c) Principles of Consolidation

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

 (d) Revenue Recognition

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The Company recognizes revenue from software licenses, and the related hardware and peripherals, upon shipment of the products. Sales of Discreet products do not require significant production, modification or customization of software. Installation of the software is routine, requires insignificant effort and is not essential to the functionality of the system or software. The Company documents evidence of its arrangements with customers, which include the condition that the goods are FOB origin. The fees are fixed and are specified in the arrangements. If collectibility is considered probable, Discreet recognizes revenue upon delivery (shipment). The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed. Post contract customer support, training, installation, systems integration and rental services, are performed primarily under separately priced arrangements under which the Company has recorded revenues of $11,713,000, $13,606,000 and $14,050,000 for the year ended July 31, 1996, the eleven-month period ended June 30, 1997, and for the year ended June 30, 1998, respectively.

  Revenues from sales to Value Added Resellers (VARs) and distributors are recognized on the shipment of product to these parties. The Company has reserves for estimated returns. Actual returns have not differed materially from these estimates and have not been significant.

 (e) Net Income (Loss) per Common Share

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

  The following table presents, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                               Year Ended         Eleven Months Ended      Year Ended
                             July 31, 1996           June 30, 1997       June 30, 1998
                         -----------------------  ------------------- --------------------
                          Income   Shares  EPS    Income Shares  EPS  Income  Shares  EPS
                         --------  ------ ------  ------ ------ ----- ------- ------ -----
                                                      (Restated)           (Restated)
Basic EPS
  Income available to
   common shareholders.. $(44,141) 26,837 $(1.64)  $676  27,948 $0.02 $11,044 29,029 $0.38
                                          ======                =====                =====
Effect of Dilutive
 Securities
  Impact of exercise of
   stock options under
   treasury stock
   method...............      --      --            --      946           --   1,764
                         --------  ------          ----  ------       ------- ------
Diluted EPS
  Income available to
   common shareholders
   and assumed
   exercises............ $(44,141) 26,837 $(1.64)  $676  28,894 $0.02 $11,044 30,793 $0.36
                         ========  ====== ======   ====  ====== ===== ======= ====== =====

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. Had the Company not been in a loss position, dilutive outstanding options of 2,044,265 would have been added to compute diluted EPS for fiscal 1996. In fiscal 1997 and 1998, 196,132 and 439,141 antidulutive weighted shares, respectively, have been excluded from the calculation of diluted EPS.

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

 (h) Concentration of Credit Risk

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

 (m) Other Assets

  Other assets include acquired technology, goodwill, and other deferred charges, and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. The Company evaluates the realizability and the related periods of amortization of these assets on a regular basis.

  Other assets included the following amounts at June 30:

                  Asset Classification                   1997          1998
                  --------------------                -----------  ------------
                                                      (Restated)    (Restated)
   Acquired technology............................... $ 2,875,665  $  6,938,137
   Goodwill..........................................   9,974,789    30,873,542
   Other deferred charges............................         --        639,840
                                                      -----------  ------------
                                                       12,850,454    38,451,519
   Less--Accumulated amortization....................  (2,758,171)  (12,815,734)
                                                      -----------  ------------
                                                      $10,092,283  $ 25,635,785
                                                      ===========  ============

 (n) Legal Costs

  The Company accrues legal costs to be incurred when such amounts are probable and the amounts can be reasonably estimated. Material assumptions used to estimate the amounts accrued include, primarily, the advice

                     DISCREET LOGIC INC. AND SUBSIDIARIES
of legal counsel regarding the nature, length and estimated legal costs of each case. These liabilities are not discounted to reflect their present values.

 (o) Recent Accounting Pronouncements

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

  In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December 1998, the AICPA issued Statement of Position 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of Discreets' fiscal year 2000. Discreet is currently evaluating the impact of SOP 98-9 on its financial statement and related disclosures.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  The Company had accrued litigation and settlement reserves in the amounts of $2,506,000, $8,187,000, and $0 as of July 31, 1996, June 30, 1997 and June 30,
1998, respectively.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  Under a separate agreement, the Strategic Development Agreement (the "Agreement") dated as of March 4, 1998 by and between Discreet and Intel Corporation ("Intel") provides for the mutual collaboration of Intel and Discreet regarding the possible development of real-time effects software designed specifically to run on certain Intel products and to allow the free flow of certain developmental information between the parties to facilitate similar development efforts. The nature of the Agreement is preliminary and, as such, the Agreement does not provide for extensive obligations or liability on behalf of either party. Under the Agreement, Discreet agrees to provide a perpetual, non-transferable, non-assignable, non-exclusive, world-wide, royalty-free license, without the right to sublicense, to internally use, copy and modify certain Discreet proprietary software and related material soley for the purposes of performance analysis, optimization and design and sale of certain Intel products.

  Discreet retains sole ownership on all such software, even if such software is modified by Intel. There are no "purchase rights' under the Agreement. Under the Agreement, each party will bear its own costs associated with performance of the agreement, which will generally entail training, travel and related meeting expenses. Discreet believes that the agreement is not material to Discreet's operations.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

                                             1996         1997        1998
                                         ------------  ----------  -----------
                                                       (Restated)  (Restated)
     Net income (loss):
       As Reported...................... $(44,141,181) $ 676,344   $11,043,940
       Pro forma........................ $(46,118,158) $(982,638)  $ 5,983,221
     Basic net income (loss) per share:
       As Reported...................... $      (1.64) $    0.02   $      0.38
       Pro forma........................ $      (1.72) $   (0.04)  $      0.21
     Diluted net income (loss) per
      share:
       As Reported...................... $      (1.64) $    0.02   $      0.36
       Pro forma........................ $      (1.72) $   (0.04)  $      0.19

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

 (f) Stock Option Activity

  The following is a summary of all stock option activity:

                                1996                 1997                 1998
                         -------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                           Shares     Price     Shares     Price    Shares     Price
                         ----------  -------- ----------  -------- ---------  --------
Beginning Outstanding...  3,403,740   $ 2.97   2,744,646   $7.77   2,505,913   $ 5.64
Options Granted.........    973,000    16.53   1,689,638    5.41     901,771    19.03
Options Exercised....... (1,244,918)    1.27    (321,577)   3.51    (253,163)    4.49
Options Canceled........   (387,176)   10.67  (1,606,794)   9.63    (133,951)   10.31
                         ----------           ----------           ---------
Ending Outstanding......  2,744,646     7.77   2,505,913    5.64   3,020,570     9.53
                         ==========           ==========           =========
Exercisable.............    513,714   $ 6.01     389,832   $4.71     469,122   $ 5.10
                         ==========           ==========           =========
Weighted Average Fair
 Value of Options
 Granted During the
 Year...................              $10.43               $3.85               $13.87

  The following table provides further detail on the options granted during fiscal 1996, 1997, and 1998 in relation to their respective fair values as calculated above:

                                 1996              1997              1998
                           ---------------- ------------------ ----------------
                                   Weighted           Weighted         Weighted
                                   Average            Average          Average
                                   Exercise           Exercise         Exercise
                           Shares   Price    Shares    Price   Shares   Price
                           ------- -------- --------- -------- ------- --------
Exercise price equal to
 fair value............... 928,000  $16.19  1,472,238  $5.18   424,198  $16.47
Exercise price greater
 than fair value..........  45,000   23.72    147,400   6.48   386,000   24.25
Exercise price less than
 fair value...............     --      --      70,000   7.88    91,573    8.94
                           -------  ------  ---------  -----   -------  ------
                           973,000  $16.53  1,689,638  $5.41   901,771  $19.03
                           =======  ======  =========  =====   =======  ======

  The following table summarizes the options outstanding and exercisable as at June 30, 1998:

                                       Weighted   Weighted             Weighted
                                        Average   Average              Average
           Range of         Options   Contractual Exercise   Number    Exercise
       Exercise Prices    Outstanding    Life      Price   Exercisable  Price
       ---------------    ----------- ----------- -------- ----------- --------
     $0.05-$2.88.........    252,238     6.29      $ 1.39    229,246    $ 1.28
     $4.50-$4.63.........    655,636     8.12      $ 4.50     56,002    $ 4.50
     $5.50-$6.03.........    893,600     8.53      $ 5.85     27,750    $ 6.03
     $6.38-$8.94.........    413,596     8.02      $ 7.35    103,687    $ 6.69
     $15.75-$24.25.......    805,500     9.14      $21.36     52,437    $18.82
                           ---------     ----      ------    -------    ------
     $0.05-$24.25........  3,020,570     8.34      $ 9.53    469,122    $ 5.10
                           =========     ====      ======    =======    ======

(10) Related Party Transactions

 (a) Sales to Related Parties

  During fiscal 1998, the Company recorded revenue from system sales made to Behaviour Entertainment Inc. and Behaviour Studios, Inc., companies controlled by the Company's Chairman and Chief Executive Officer, in the amounts of $320,573 and $1,837,077, respectively. At June 30, 1998, approximately $445,000 remained

                     DISCREET LOGIC INC. AND SUBSIDIARIES
outstanding and is included in other current assets. During fiscal 1996, Discreet recorded revenue from system sales of $121,000 to Behavior Entertainment Inc.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The Company provides deferred taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five year period.

  The following table presents income (loss) before income taxes for the entities incorporated in the following jurisdictions:

                                                    Eleven Months
                                      Year Ended        Ended      Year Ended
                                     July 31, 1996  June 30, 1997 June 30, 1998
                                     -------------  ------------- -------------
                                                     (Restated)    (Restated)
     Canada......................... $  (2,470,805)  $6,110,923   $ 19,215,124
     United States..................   (12,587,746)   1,486,294     19,536,559
     United Kingdom.................    (5,191,695)    (320,982)     3,261,899
     European and Other.............   (22,456,100)    (110,548)   (20,115,647)
                                     -------------   ----------   ------------
                                     $(42,706,346)   $7,165,687   $ 21,897,935
                                     =============   ==========   ============

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                     Eleven Months
                                        Year Ended       Ended      Year Ended
                                       July 31, 1996 June 30, 1997 June 30, 1998
                                       ------------- ------------- -------------
                                                      (Restated)    (Restated)
     Provision (benefit) at the
      Canadian federal statutory
      rate...........................      (38.0)%        38.0%         38.0 %
     Foreign taxes...................       17.2           4.5           2.6
     Effect of not benefitting
      foreign subsidiaries' tax
      losses.........................       16.0          11.9           7.3
     Effect of basis differences not
      benefitted.....................        3.0          47.0          23.7
     Provincial taxes, net of federal
      tax abatements.................        0.2           2.7           1.4
     Canadian federal incentives for
      manufacturers and small
      business.......................        0.2           0.0           0.0
     Utilization of net operating
      losses not previously
      benefitted.....................        --          (13.2)        (22.1)
     Other items.....................        4.8          (0.3)         (1.3)
                                           -----         -----         -----
       Tax provision.................        3.4 %        90.6 %        49.6 %
                                           =====         =====         =====

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

                      Canada         U.S.         U.K.        France       Germany       Other      Eliminations   Consolidated
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
1996--
Revenues.........  $  8,339,345  $ 33,090,335  $17,309,369  $ 7,696,297  $12,307,428  $  5,254,673  $         --   $ 83,997,447
Transfers between
 geographic
 locations.......    20,211,614    29,090,504          --           --           --      9,007,939    (58,310,057)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 28,550,959  $ 62,180,839  $17,309,369  $ 7,696,297  $12,307,428  $ 14,262,612  $ (58,310,057) $ 83,997,447
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net loss........  $ (1,398,871) $(11,532,447) $(5,210,577) $(2,409,595) $  (797,282) $(19,528,169) $  (3,264,240) $(44,141,181)
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets.........  $103,117,776  $ 48,995,740  $20,411,397  $ 6,583,316  $ 5,937,355  $ 21,037,113  $(125,934,955) $ 80,147,742
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1997--
Revenues.........  $  5,872,359  $ 42,135,249  $16,596,218  $10,298,958  $12,388,084  $ 14,633,063  $         --   $101,923,931
Transfers between
 geographic
 locations.......    28,279,123    16,531,229    3,293,329    1,539,298          --      5,483,484    (55,126,463)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 34,151,482  $ 58,666,478  $19,889,547  $11,838,256  $12,388,084  $ 20,116,547  $ (55,126,463) $101,923,931
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss), as
  restated.......  $  1,199,545  $    707,540  $  (504,001) $   841,043  $   274,412  $ (1,613,927) $    (228,268) $    676,344
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets, as
  restated.......  $148,151,830  $ 48,967,084  $21,762,860  $ 8,196,759  $ 6,107,907  $ 32,764,624  $(162,574,046) $103,377,018
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
1998--
Revenues.........  $ 10,174,057  $ 65,461,287  $20,434,970  $14,640,546  $14,132,721  $ 26,714,547  $         --   $151,558,128
Transfers between
 geographic
 locations.......    61,579,951    17,481,159    1,604,708    1,390,882      419,736     5,532,861    (88,009,297)          --
                   ------------  ------------  -----------  -----------  -----------  ------------  -------------  ------------
 Total revenues..  $ 71,754,008  $ 82,942,446  $22,039,678  $16,031,428  $14,552,457  $ 32,247,408  $ (88,009,297) $151,558,128
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Net income
  (loss), as
  restated.......  $ 14,756,827  $ 16,729,159  $ 3,079,881  $ 1,037,665  $   895,885  $ (2,283,426) $ (23,172,051) $ 11,043,940
                   ============  ============  ===========  ===========  ===========  ============  =============  ============
 Identifiable
  assets, as
  restated.......  $137,435,570  $ 43,353,065  $11,211,994  $ 6,984,229  $ 6,911,638  $ 53,372,691  $(122,858,606) $136,410,581
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

  The aggregate purchase price for these assets was comprised of the following:

  Cash consideration................................................ $ 9,126,000
  Transaction costs................................................. $   850,000
  Liabilities assumed............................................... $ 2,209,000
                                                                     -----------
  Total purchase price.............................................. $12,185,000
                                                                     ===========

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

  Allocation of the aggregate purchase price was as follows, as restated:

  In-process research and development.............................. $ 2,263,000
  Acquired technology.............................................. $ 1,463,991
  Goodwill......................................................... $ 7,852,000
  Fair value of tangible assets acquired........................... $   606,009
                                                                    -----------
                                                                    $12,185,000
                                                                    ===========

 (b) D-Vision Systems

  On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration is being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase and accordingly, the purchase price and acquisition costs were allocated to the net assets acquired, consisting of approximately $5,269,000 of in-process research and development and was changed to operations in the fourth quarter of 1997. Approximately $19,747,000 was allocated to intangible assets, which includes goodwill and acquired technology, and is being amortized on a straight-line basis over

                     DISCREET LOGIC INC. AND SUBSIDIARIES

3 and 5 years, respectively. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had not alternative use for which the Company incurred a one-time charge against earnings in the amount of $5,269,000 ($0.18 per share, as restated), based on an appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

  The aggregate purchase price for D-Vision was as follows:

  Cash consideration................................................ $10,750,000
  Common shares issued..............................................  10,649,063
  Transaction costs.................................................   1,500,000
  Liabilities assumed...............................................   4,311,000
                                                                     -----------
  Total purchase price.............................................. $27,210,063
                                                                     ===========

  Allocation of the aggregate purchase price was as follows, as restated:

  In-process research and development.............................. $ 5,269,000
  Acquired technology..............................................   3,100,000
  Goodwill.........................................................  16,647,807
  Fair value of tangible assets acquired...........................   2,193,256
                                                                    -----------
                                                                    $27,210,063
                                                                    ===========

 (c) Lightscape Technologies, Inc.

  On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet Logic acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1998 and 1999. The acquisition has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet Logic incurred a one-time charge against earnings in the amount of $1,646,000 ($0.06 per share), as restated, based on an appraisal, in the quarter ended December 31, 1997. The terms of the transaction were the result of arm's-length negotiations between the representatives of Discreet and Lightscape.

  The aggregate purchase price for Lightscape was as follows:

  Transaction costs.................................................. $1,200,000
  Liabilities assumed................................................ $6,414,332
                                                                      ----------
  Total purchase price............................................... $7,614,332
                                                                      ==========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  Allocation of the aggregate purchase price was as follows, as restated:

  In-process research and development............................... $1,646,000
  Acquired technology............................................... $  990,000
  Goodwill.......................................................... $4,250,946
  Fair value of tangible assets acquired............................ $  727,386
                                                                     ----------
                                                                     $7,614,332
                                                                     ==========

(d) Proforma Information

  The following presents, on an unaudited basis, certain items of the Company's result of operations, for the fiscal years ended June 30, 1997 and 1998, as though the acquisitions discussed above had occurred on August 1, 1996:

                                                        1997          1998
                                                    ------------  ------------
                                                     (Restated)    (Restated)
   Revenues........................................ $108,151,000  $152,277,000
   Operating income (loss)......................... $  4,370,000  $ (3,093,000)
   Net loss........................................ $   (633,000) $(11,888,000)

(16) Gain on Sale of Investment

  During the quarter ended April 30, 1996, Discreet recorded a write-down of its investment in the preferred shares of Essential Communications Corporation ("Essential"), in the amount of $2,500,000 to reflect the uncertainty regarding the realizability of this investment. Discreet made the investment in Essential in anticipation of realizing benefits from the networking technology that Essential was developing. When it became doubtful that Essential would be able to realize its development efforts, due to financial constraints, and that the technological benefits may not be achieved on time to meet market demand, the investment was written down to reflect the other than temporary impairment in its value.

  In May 1998, Essential was sold. As a result of this sale, the Company received proceeds of $2,500,000 in exchange for its preferred shares. Upon receipt of the proceeds, the Company realized a gain of approximately $2,500,000.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

  The charges against the restructuring reserve include the following amounts:

                         Year ended
                          July 31,  Eleven months ended
                            1996       June 30, 1997        Year ended June 30, 1998
                         ---------- ------------------- --------------------------------
                          Charges         Charges        Charges    Reversed    Total
Asset write down........ $4,065,000     $1,056,000      $  359,000 $  141,000 $  500,000
Lease terminations and
 leasehold improvements
 reserve................  1,428,000      1,078,000         366,000  1,947,000  2,313,000
Severance...............    582,000      1,768,000         205,000    245,000    450,000
Professional services
 and other..............    291,000        460,000         234,000        --     234,000
                         ----------     ----------      ---------- ---------- ----------
                         $6,366,000     $4,362,000      $1,164,000 $2,333,000 $3,497,000
                         ==========     ==========      ========== ========== ==========

  The following reflects the remaining accrued restructuring expense as of June 30, 1997 and 1998, by major component:

                                                              June 30,  June 30,
                                                                1997      1998
                                                             ---------- --------
     Asset write down......................................  $  500,000      --
     Lease terminations and leasehold improvements reserve.   2,663,000  350,000
     Severance.............................................     450,000      --
     Professional services and other.......................     659,000  425,000
                                                             ---------- --------
                                                             $4,272,000 $775,000
                                                             ========== ========

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

 (b) PACST Subsidy Program

  The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The

                     DISCREET LOGIC INC. AND SUBSIDIARIES
contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $2,054,000 at June 30, 1998) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of June 30, 1998, an advance of Cdn$350,000 (approximately $244,000 at June 30, 1998) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been classified as a liability in accrued expenses at June 30, 1998.

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

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and all Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed transaction with Autodesk and names as defendants certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

            REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS ON SCHEDULE

To Discreet Logic Inc.:

  We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries, as restated--See Note 2(a) at June 30, 1997 and 1998 and the year ended July 31, 1996, the eleven-month period ended June 30, 1997, as restated--See Note 2(a), and the year ended June 30, 1998, as restated--See
Note 2(a), included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ ARTHUR ANDERSEN & CIE
                                       Chartered Accountants
                                       General Partnership
Montreal, Canada
July 31, 1998
(except with respect to the matters discussed
in Note 22, as to which the date is September 11, 1998
and Note 2(a) as to which the date is
February 3, 1999.)

                                  SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 Charged
                         Balance at  Addition      to                            Balance at
                         Beginning    Due to    Costs and            Translation   End of
      Description        of Period  Acquisition Expenses  Write-offs Adjustments   Period
      -----------        ---------- ----------- --------- ---------- ----------- ----------
Allowance for Doubtful
 Accounts
  July 31, 1996.........   431,000        --    3,307,000   89,000         --    3,649,000
  June 30, 1997......... 3,649,000        --          --    48,000     114,000   3,487,000
  June 30, 1998......... 3,487,000    309,000         --    88,000      54,000   3,654,000

                          Balance at  Charged to  Charged            Balance at
                         Beginning of Costs and   Against   Reserve    End of
                            Period     Expenses   Reserve  Reversals   Period
                         ------------ ---------- --------- --------- ----------
Restructuring Reserve
  July 31, 1996.........  15,000,000       --    6,365,516       --  8,634,484
  June 30, 1997.........   8,634,484       --    4,361,781       --  4,272,703
  June 30, 1998.........   4,272,703   829,000   1,943,088 2,333,615   825,000

                                 EXHIBIT INDEX

 Exhibit No.            Description              Page
 -----------            -----------              ----
 23.1        Consent of Arthur Andersen & Cie.
 27          Financial Data Schedule.

                                      X-1