Form 10-Q/A
period 1998-09-30
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

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

  For the transition period from         to

                        Commission file number 0-26100

                               ----------------

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

                                (514) 393-1616
             (Registrant's telephone number, including area code)

                               ----------------

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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                   FORM 10-Q
                    For The Quarter Ended September 30, 1998

                                    CONTENTS

 Item Number                                                               Page
 -----------                                                               ----
 PART I:     FINANCIAL INFORMATION
 Item 1.     Condensed Consolidated Financial Statements
             Balance Sheets.............................................     3
             Statements of Operations...................................     4
             Statements of Cash Flows...................................     5
             Notes to Condensed Consolidated Financial Statements.......     6
 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    12
 PART II:    OTHER INFORMATION
 Item 1.     Legal Proceedings..........................................    20
 Item 6.     Exhibits and Reports on Form 8-K...........................    20
 SIGNATURES..............................................................   21

                                     PART I

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All Amounts in Thousands of U.S. Dollars, Except for Share Data)

                                                        June 30,  September 30,
                                                          1998        1998
                                                       ---------- -------------
                                                                   (Unaudited)
                                                       (Restated)  (Restated)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $ 46,459    $ 46,838
  Accounts receivable (less reserves for doubtful
   accounts)..........................................    32,102      27,346
  Inventory--
    Resale............................................     7,881      10,187
    Demonstration.....................................     4,776       5,287
  Other current assets................................     4,719       6,411
                                                        --------    --------
                                                          95,937      96,069
Property and equipment--less accumulated depreciation
 and amortization.....................................     9,576       8,970
Deferred income taxes.................................       878         752
Other assets..........................................    25,636      23,207
Assets held for resale................................     4,384       4,473
                                                        --------    --------
                                                        $136,411    $133,471
                                                        ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit.....................  $  2,713    $  2,803
  Accounts payable and accrued expenses...............    36,099      33,268
  Deferred revenue....................................     6,545       6,593
  Income taxes payable................................     9,883       7,338
  Customer deposits...................................       288         477
                                                        --------    --------
                                                          55,528      50,479
  Government loan.....................................       --        1,834
  Deferred income taxes...............................     2,229       2,843
                                                        --------    --------
                                                          57,757      55,156
                                                        --------    --------
Shareholders' Equity:
  Preferred shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--none
  Common shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--29,617,504 shares at June
     30, 1998 and 29,852,253 at September 30, 1998....   107,748     108,862
  Accumulated deficit.................................   (24,163)    (24,914)
  Deferred compensation...............................      (907)       (699)
  Cumulative translation adjustment...................    (4,024)     (4,934)
                                                        --------    --------
    Total shareholders' equity........................    78,654      78,315
                                                        --------    --------
                                                        $136,411    $133,471
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (All Amounts in Thousands of U.S. Dollars, Except for Per Share Data)
                                  (Unaudited)

                                                      Three Months Ended
                                                -------------------------------
                                                September 30, September 30,
                                                    1997          1998
                                                ------------- -------------
                                                 (Restated)    (Restated)
Total revenues.................................    $38,405       $27,431
Cost of revenues...............................     17,280        12,759
                                                   -------       -------
  Gross profit.................................     21,125        14,672
                                                   -------       -------
Operating expenses:
  Research and development (net of tax
   credits)....................................      3,512         3,750
  Sales and marketing..........................      7,433         7,914
  General and administrative...................      3,605         4,442
  Charge for purchased research and
   development.................................      5,269           --
                                                   -------       -------
    Total operating expenses...................     19,819        16,106
                                                   -------       -------
    Operating income (loss)....................      1,306        (1,434)
Other income net...............................        377         1,547
                                                   -------       -------
  Income before income taxes...................      1,683           113
Provision for income taxes.....................      2,775           863
                                                   -------       -------
  Net loss.....................................    $(1,092)      $  (750)
                                                   =======       =======
Loss per share:
  Basic........................................    $ (0.04)      $ (0.03)
                                                   =======       =======
  Diluted......................................    $ (0.04)      $ (0.03)
                                                   =======       =======
Weighted average common shares outstanding:
  Basic........................................     28,659        29,681
                                                   =======       =======
  Diluted......................................     28,659        29,681
                                                   =======       =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All Amounts in Thousands of U.S. Dollars)
                                  (Unaudited)

                                                    September 30, September 30,
                                                        1997          1998
                                                    ------------- -------------
                                                     (Restated)    (Restated)
Cash flows from operating activities:
 Net loss.........................................    $ (1,092)      $  (750)
 Adjustments to reconcile net loss to cash used
  in operating activities--
   Depreciation and amortization..................       3,718         4,449
   Deferred income taxes..........................       1,369           740
   Write-off of in-process research and
    development...................................       5,269           --
   Write-off of assets related to restructuring...         109           --
   Compensation expense related to stock options..         167           183
   Changes in assets and liabilities--
     Restricted cash..............................     (10,800)          --
     Accounts receivable..........................      (1,704)        4,756
     Inventory....................................        (275)       (2,996)
     Income taxes receivable......................         448           --
     Other current assets.........................      (1,276)       (1,692)
     Accounts payable and accrued expenses........      (2,644)       (3,059)
     Insurance proceeds related to class action
      litigation..................................       3,459           --
     Deferred revenue.............................         936            48
     Income taxes payable.........................         211        (2,544)
     Customer deposits............................        (930)          189
                                                      --------       -------
   Net cash used in operating activities..........      (3,035)         (676)
                                                      --------       -------
Cash flows from investing activities:
 Purchase of property and equipment...............      (2,323)         (976)
 Increase in other assets.........................         --           (231)
 Proceeds on disposal of assets held for resale...         818           --
 Cash paid for D-Vision acquisition and related
  costs...........................................     (10,342)          --
                                                      --------       -------
   Net cash used in investing activities..........     (11,847)       (1,207)
                                                      --------       -------
Cash flows from financing activities:
 Proceeds from line of credit.....................         --             90
 Proceeds from government loan....................         --          2,061
 Proceeds from the exercise of stock options......         506           831
 Proceeds from employee stock purchase plan.......         217           308
                                                      --------       -------
   Net cash provided by financing activities......         723         3,290
                                                      --------       -------
Foreign exchange effect on cash...................        (987)       (1,028)
                                                      --------       -------
(Decrease) increase in cash and cash equivalents..     (15,146)          379
Unrestricted cash and cash equivalents, beginning
 of period........................................      31,668        46,459
                                                      --------       -------
Unrestricted cash and cash equivalents, end of
 period...........................................    $ 16,522       $46,838
                                                      ========       =======
Supplemental disclosure of cash flow information:
 Interest paid during the period..................    $     21       $    20
                                                      --------       -------
 Income taxes paid during the period..............    $  2,110       $ 2,425
                                                      --------       -------
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
     Fair value of assets acquired................    $ 27,210           --
     Liabilities assumed..........................      (5,811)          --
     Cash acquired................................        (408)          --
     Issuance of 555,000 shares of Common Stock...     (10,649)          --
                                                      --------       -------
Cash paid for acquisition, net of cash acquired...    $ 10,342           --
                                                      ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems and Lightscape Technologies, Inc. in fiscal 1998.

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
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month periods ended September 30, 1997 and 1998 is as follows (in thousands):

                                               1997                1998
                                         ------------------  -----------------
                                            As        As        As       As
                                         reported  restated  reported restated
                                         --------  --------  -------- --------
   General and administrative........... $  1,884  $ 3,605    $2,157  $ 4,442
   Charge for purchased research and
    development......................... $ 21,000  $ 5,269    $  --   $   --
   Operating income (loss).............. $(12,704) $ 1,306    $  851  $(1,434)
   Net income (loss).................... $(15,102) $(1,092)   $1,535  $  (750)
   Basic earnings (loss) per share...... $  (0.53) $ (0.04)   $ 0.05  $ (0.03)
   Diluted earnings (loss) per share.... $  (0.53) $ (0.04)   $ 0.05  $ (0.03)

(2) Proposed Merger with Autodesk, Inc.

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of the Company by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement, Discreet

                     DISCREET LOGIC INC. AND SUBSIDIARIES
shareholders would receive 0.525 shares of Autodesk common stock for each outstanding share of common stock of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

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

(c) Class Action Litigation

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet, Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them. On October 26, 1998, the Company filed motions to dismiss the action, which currently are pending.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  On September 29, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al vs. Discreet Logic Inc., et al., case No.175037. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet, certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

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

  The following table presents, in thousands (except for EPS amounts), a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                   Three Months Ended      Three Months Ended
                                   September 30, 1997      September 30, 1998
                                  ----------------------  ---------------------
                                       (Restated)              (Restated)
                                  Income   Shares  EPS    Income  Shares  EPS
                                  -------  ------ ------  ------  ------ ------
Basic EPS
 Income available to Common
  Shareholders................... $(1,092) 28,659 $(0.04) $(750)  29,681 $(0.03)
                                                  ======                 ======
Effect of Dilutive Securities
 Impact of exercise of stock
  options under treasury stock
  method.........................     --      --            --       --
                                  -------  ------ ------  -----   ------
Diluted EPS
 Income available to Common
  Shareholders and assumed
  exercises...................... $(1,092) 28,659 $(0.04) $(750)  29,681 $(0.03)
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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

  During the quarter ended September 30, 1998, the Company made rental payments in the amount of $387,000 to TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer, for space in its new headquarters in Montreal. The Company made payments of $204,000 for the same period last year.

  In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.

(6) Recent Accounting Pronouncements

a) In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting
   Comprehensive Income (SFAS 130), which establishes standards for the presentation and disclosure requirements for comprehensive income. SFAS 130 became effective or fiscal years beginning after December 15, 1997. Effective July 1, 1998, Discreet adopted SFAS 130.

  The Company's total comprehensive income was as follows for the periods presented herein:

                                            Three-Months      Three Months
                                               Ended              Ended
                                         September 30, 1997 September 30, 1998
                                         ------------------ ------------------
                                             (Restated)         (Restated)
   Net loss.............................      $(1,092)           $  (750)
   Foreign currency translation
    adjustment..........................      $(1,012)           $  (911)
                                              -------            -------
   Total comprehensive loss.............      $(2,104)           $(1,661)
                                              =======            =======

b) In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. SFAS 131 will first be reflected in the Company's fiscal year 1999 Annual Report and will apply to both annual and interim financial reporting subsequent to this date. The Company is currently evaluating the impact of SFAS 131 on its financial disclosures.

c) In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending June 30, 2000. Management believes that this statement will not have a significant impact on the Company.

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

e) In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs which are incurred during the

                     DISCREET LOGIC INC. AND SUBSIDIARIES
   application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal year 2000 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

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

(9) Restructuring

 During fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000 to cover the direct costs of restructuring its operations. The following amounts were charged against the restructuring reserve:

                                            Three Months       Three Months
                                               Ended              Ended
                                         September 30, 1997 September 30, 1998
                                         ------------------ ------------------
   Asset write down.....................     $  118,000          $    --
   Lease terminations and leasehold
    improvements reserve................         88,000               --
   Severance............................         49,000               --
   Professional services and other......        124,000            21,000
                                             ----------          --------
                                             $  379,000          $ 21,000
                                             ==========          ========

  The following reflects the remaining accrued restructuring expense as of September 30, 1997 and 1998, by major component:

                                           September 30,      September 30,
                                                1997               1998
                                         ------------------ ------------------
   Asset write down.....................     $  382,000          $    --
   Lease terminations and leasehold
    improvements reserve................      2,575,000           350,000
   Severance............................        401,000               --
   Professional services and other......        536,000           404,000
                                             ----------          --------
                                             $3,894,000          $754,000
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

Recent Developments

 Restatement of Financial Statements

  In connection with the proposed merger of the Company and Autodesk, Inc., a Form S-4 (registration no. 333-65075) was filed with The Securities and Exchange Commission ("SEC"). Subsequent to the SEC's letter to the American Institute of Certified Public Accountants ("AICPA") dated September 9, 1998 regarding the SEC's views on in-process research and development, the Company has increased the allocation of the purchase price to "Goodwill" and has decreased the allocation to the "Write-off of purchased research and development" for its acquisitions of Denim Software in fiscal 1997 and D-Vision Systems and Lightscape Technologies, Inc. in fiscal 1998.

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
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended September 30, 1997 and the three month period ended September 30, 1998 is as follows:

                                               1997                1998
                                         ------------------  -----------------
                                            As        As        As       As
                                         reported  restated  reported restated
                                         --------  --------  -------- --------
   General and adminstrative............ $  1,884  $ 3,605    $2,157  $ 4,442
   Charge for purchased research and
    development......................... $ 21,000  $ 5,269       --       --
   Operating income (loss).............. $(12,704) $ 1,306    $  851  $(1,434)
   Net income (loss).................... $(15,102) $(1,092)   $1,535  $  (750)
   Basic earnings (loss) per share...... $  (0.53) $ (0.04)   $ 0.05  $ (0.03)
   Diluted earnings (loss) per share.... $  (0.53) $ (0.04)   $ 0.05  $ (0.03)

 Proposed Transaction with Autodesk

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement. Discreet shareholders would receive 0.525 shares of Autodesk common stock for each outstanding share of common stock of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close by December 31, 1998. Until this transaction is finalized, both companies shall operate as separate entities.

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

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                                                         Three Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1997          1998
                                                     ------------- -------------
                                                      (Restated)    (Restated)
Total revenues                                            100%          100%
Cost of revenues....................................       45            47
                                                          ---           ---
    Gross profit....................................       55            53
                                                          ---           ---
Operating expenses:
  Research and development..........................        9            14
  Sales and marketing...............................       20            29
  General and administrative........................        9            16
  Charge for purchased research and development.....       14           --
                                                          ---           ---
    Total operating expenses........................       52            59
                                                          ---           ---
  Operating income (loss)...........................        3            (6)
Other income net....................................        1             6
                                                          ---           ---
  Income before income taxes........................        4           --
Provision for income taxes..........................        7             3
                                                          ---           ---
    Net loss........................................       (3)%          (3)%
                                                          ===           ===

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

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to Discreet's sales and marketing personnel, tradeshow expenses, advertising, marketing programs and dealer commissions. Sales and marketing expenses were $7,914,000 (29% of total revenues) and $7,433,000 (20% of total revenues) for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in sales and marketing expenses was primarily due to the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and the introduction of marketing initiatives designed to support the expanded dealer network. The increase in sales and marketing expenses as a percentage of total revenues is primarily due to the decline in revenues during the three-month period ended September 30, 1998. Discreet expects that sales and marketing expenses will increase from current levels, however, should revenues increase, Discreet expects that sales and marketing expenses as a percentage of total revenues should decrease from current levels.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of Discreet and reserves for doubtful accounts receivable. General and administrative expenses were $4,442,000 (16% of total revenues), as restated, and $3,605,000 (9% of total revenues), as restated, for the three-month periods ended September 30, 1998, and September 30, 1997, respectively. The increase in general and administrative expenses is explained by additional personnel and salary increases and a full three months amortization, in the 1998 period, of the goodwill associated with the D-Vision and Lightscape acquisitions which occurred on July 15, 1997 and December 30, 1997, respectively. The increase in general and administrative expenses as a percentage of total revenues is primarily due to the decline in revenues during the three-month period ended September 30, 1998 and the increased goodwill amortization charges, in the three months ended September 30, 1998, as a result of the D-Vision and Lightscape acquisitions. Discreet expects that general and administrative expenses will increase from their current levels, however, should revenues increase, Discreet expects that general and administrative expenses as a percentage of total revenues should decrease from current levels.

  Charge for Purchased Research and Development. In connection with the D-Vision acquisition, Discreet expensed $5,269,000 as restated, based on an appraisal, of in-process research and development that had not yet reached technological feasibility and had no alternative use, in the three-month period ended September 30, 1997.

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

Liquidity and Capital Resources

  Discreet has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, the receipt of research and development tax credits from the Canadian federal government and the Quebec government, and the receipt of government grants and loans. As of September 30, 1998, Discreet had cash of approximately $46,838,000, as restated.

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

  Financing activities provided cash of $3,290,000, as restated, and $723,000 during the three-month periods ended September 30, 1998 and 1997, respectively. The principal sources of cash for the three-month period ended September 30, 1998 included the receipt of a government loan from the Societe de Developpement Industriel du Quebec, and the proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan. The principal sources of cash for the three-month period ended September 30, 1997 included the receipt proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan.

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

Certain Factors that may affect Future Results

  Information provided by Discreet from time to time including statements in this Form 10-Q which are not historical facts, are so-called forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In particular, statements contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts (including, but not limited to, statements regarding Discreet's anticipated cost of revenues, anticipated expense levels and such expenses as a percentage of revenues, the portion of revenues from customers outside North America and the adequacy of cash to meet cash operations and capital expenditures, and customer concerns), as well as statements contained in the "Legal Proceedings" section which are not historical facts, may constitute forward-looking statements. Discreet's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, timely completion of the previously announced transaction with Autodesk, the ability of the Company's computer systems and products to function properly beyond 1999, the factors discussed below, other risks discussed in this section and elsewhere in this Form 10-Q, and other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as well as from time to time in the Company's other filings with the Securities and Exchange Commission.

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

  On August 28, 1998 a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet, Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them. On October 26, 1998, the Company filed motions to dismiss the action, which currently are pending.

  On September 29, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al vs. Discreet Logic Inc., et al., case No.175037. The lawsuit relates to the proposed merger transaction with Autodesk and names as defendants Discreet, certain of Discreet's directors and certain unidentified "John Does." The complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction. The complaint asks the court to enjoin the closing of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

   Exhibit     Description of Exhibit
   -------     ----------------------
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

                                          DISCREET LOGIC INC.

                                          By: /s/ Francois Plamondon
                                              --------------------------------
                                                    Francois Plamondon
                                              Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                                         Secretary

February 4, 1999