Form 10-Q
period 1998-12-31
DISCREET LOGIC INC
filed 1999-02-04
CIK 943318

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934.

  For the quarterly period ended December 31, 1998

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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  29,949,629 shares of the registrant's Common Shares, without par value, were outstanding as of February 1, 1999.

                      DISCREET LOGIC INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    For The Quarter Ended December 31, 1998

                                    CONTENTS

 Item Number                                                               Page
 -----------                                                               ----
 PART I:FINANCIAL INFORMATION
  Item 1.    Condensed Consolidated Financial Statements
             Balance Sheets..............................................    3
             Statements of Operations....................................    4
             Statements of Cash Flows....................................    5
             Notes to Condensed Consolidated Financial Statements........    6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
 PART II:OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................   22
  Item 6.    Exhibits and Reports on Form 8-K............................   22
  Signatures.............................................................   24

PART I

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
       (All Amounts in Thousands of U.S. Dollars, Except for Share Data)

                                                         June 30,  December 31,
                                                           1998        1998
                                                        ---------- ------------
                                                        (Restated)  (Unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents............................  $ 46,459    $ 49,767
  Accounts receivable (less reserves for doubtful
   accounts)...........................................    32,102      23,054
  Inventory--
    Resale.............................................     7,881       8,759
    Demonstration......................................     4,776       6,816
  Other current assets.................................     4,719       5,530
                                                         --------    --------
                                                           95,937      93,926
Property and equipment--less accumulated depreciation
 and amortization......................................     9,576       8,988
Deferred income taxes..................................       878         730
Other assets...........................................    25,636      21,423
Assets held for resale.................................     4,384       4,316
                                                         --------    --------
                                                         $136,411    $129,383
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit......................  $  2,713    $  2,643
  Accounts payable and accrued expenses................    36,099      31,360
  Deferred revenue.....................................     6,545       7,484
  Income taxes payable.................................     9,883       5,646
  Customer deposits....................................       288         382
                                                         --------    --------
                                                           55,528      47,515
  Government loan......................................       --        1,828
  Deferred income taxes................................     2,229       2,955
                                                         --------    --------
    Total liabilities..................................    57,757      52,298
                                                         --------    --------
Shareholders' Equity:
  Preferred shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--none
  Common shares--no par value
    Authorized--unlimited number of shares
    Issued and outstanding--29,617,504 shares at June
     30, 1998
     and 29,935,666 at December 31, 1998...............   107,748     109,190
  Accumulated deficit..................................   (24,163)    (26,801)
  Deferred compensation................................      (907)       (551)
  Cumulative translation adjustment....................    (4,024)     (4,753)
                                                         --------    --------
    Total shareholders' equity.........................    78,654      77,085
                                                         --------    --------
                                                         $136,411    $129,383
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (All Amounts in Thousands of U.S. Dollars, Except for Per Share Data)
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                             ------------------------- -------------------------
                             December 31, December 31, December 31, December 31,
                                 1997         1998         1997         1998
                             ------------ ------------ ------------ ------------
                              (Restated)                (Restated)
Total revenues.............    $ 37,268     $ 28,396     $ 75,673     $ 55,827
Cost of revenues...........      13,548       13,918       30,827       26,677
                               --------     --------     --------     --------
  Gross profit.............      23,720       14,478       44,846       29,150
                               --------     --------     --------     --------
Operating expenses:
  Research and development
   (net of tax credits)....       3,901        3,600        7,413        7,350
  Sales and marketing......       8,407        8,943       15,840       16,857
  General and
   administrative..........       3,951        4,161        7,556        8,603
  Charge for purchased
   research and
   development.............       1,646          --         6,915          --
                               --------     --------     --------     --------
    Total operating
     expenses..............      17,905       16,704       37,724       32,810
                               --------     --------     --------     --------
    Operating income
     (loss)................       5,815       (2,226)       7,122       (3,660)
Other income, net..........         287          661          663        2,207
                               --------     --------     --------     --------
  Income (loss) before
   income taxes............       6,102       (1,565)       7,785       (1,453)
Provision for income taxes.       3,097          323        5,872        1,185
                               --------     --------     --------     --------
  Net income (loss)........    $  3,005     $ (1,888)    $  1,913     $ (2,638)
                               ========     ========     ========     ========
Earnings (loss) per share:
  Basic....................    $   0.10     $  (0.06)    $   0.07     $  (0.09)
                               ========     ========     ========     ========
  Diluted..................    $   0.10     $  (0.06)    $   0.06     $  (0.09)
                               ========     ========     ========     ========
Weighted average common
 shares outstanding:
  Basic....................      28,833       29,899       28,746       29,789
                               ========     ========     ========     ========
  Diluted..................      30,597       29,899       30,608       29,789
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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (All Amounts in Thousands of U.S. Dollars)
                                  (Unaudited)

                                                      Six Months   Six Months
                                                        Ended        Ended
                                                     December 31, December 31,
                                                         1997         1998
                                                     ------------ ------------
                                                      (Restated)
Cash flows from operating activities:
  Net income (loss).................................   $ 1,913      $(2,638)
  Adjustments to reconcile net income (loss) to cash
   used in operating activities--
    Depreciation and amortization...................     7,656        8,876
    Deferred income taxes...........................     2,577          874
    Write-off of in-process research and
     development....................................     6,915          --
    Write-off of assets related to restructuring....       109          --
    Compensation expense related to stock options...       300          331
    Changes in assets and liabilities--
      Settlement of class action litigations........   (10,800)         --
      Insurance proceeds related to class action
       litigation...................................     3,459          --
      Accounts receivable...........................    (1,783)       9,048
      Inventory.....................................       935       (3,222)
      Income taxes receivable.......................       448          --
      Other current assets..........................      (255)        (811)
      Accounts payable and accrued expenses.........   (13,347)      (4,740)
      Deferred revenue..............................    (2,363)         939
      Income taxes payable..........................       973       (4,236)
      Customer deposits.............................      (933)          94
                                                       -------      -------
    Net cash provided by (used in) operating
     activities.....................................    (4,196)       4,515
                                                       -------      -------
Cash flows from investing activities:
  Purchase of property and equipment................    (4,350)      (2,491)
  Increase in other assets..........................       --        (1,346)
  Proceeds on disposal of assets held for resale....       818          --
  Cash paid for D-Vision acquisition and related
   costs............................................   (10,342)         --
                                                       -------      -------
    Net cash used in investing activities...........   (13,874)      (3,837)
                                                       -------      -------
Cash flows from financing activities:
  Proceeds from government loan.....................       --         1,828
  Proceeds from the exercise of stock options.......       560        1,158
  Proceeds from employee stock purchase plan........       217          308
                                                       -------      -------
    Net cash provided by financing activities.......       777        3,294
                                                       -------      -------
Foreign exchange effect on cash.....................    (1,726)        (664)
                                                       -------      -------
(Decrease) increase in cash and cash equivalents....   (19,019)       3,308
Cash and cash equivalents, beginning of period......    31,668       46,459
                                                       -------      -------
Cash and cash equivalents, end of period............   $12,649      $49,767
                                                       -------      -------
Supplemental disclosure of cash flow information:
  Interest paid during the period...................   $    46      $    39
                                                       -------      -------
  Income taxes paid during the period...............   $ 2,293      $ 3,391
                                                       -------      -------
In connection with the acquisition of Lightscape in
 December 1997, the following non-cash transaction
 occurred:
  Fair value of assets acquired.....................   $ 7,615      $   --
  Liabilities assumed...............................    (7,615)         --
                                                       -------      -------
Cash paid for acquisition, net of cash acquired.....   $   --       $   --
                                                       =======      =======
In connection with the acquisition of D-Vision in
 July 1997, the following non-cash transaction
 occurred:
  Fair value of assets acquired.....................   $27,210      $   --
  Liabilities assumed...............................    (5,811)         --
  Cash acquired.....................................      (408)         --
  Issuance of 555,000 shares of Common Stock........   (10,649)         --
                                                       -------      -------
Cash paid for acquisition, net of cash acquired.....   $10,342      $   --
                                                       =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Discreet Logic Inc. ("Discreet" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

 Restatement of the Financial Statements

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

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In process research and development.................... $36,600,000 $ 9,178,000
Acquired technology ...................................   5,553,991   5,553,991
Goodwill ..............................................   1,328,753  28,750,753
Fair value of tangible assets acquired ................   3,526,651   3,526,651
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended December 31, 1997, is as follows:

                                                                         As
                                                         As reported  restated
                                                         ----------- ----------
General and administrative ............................. $2,012,000  $3,951,000
Charge for purchased research and development .......... $5,800,000  $1,646,000
Operating income ....................................... $3,600,000  $5,815,000
Net income ............................................. $  790,000  $3,005,000
Basic earnings per share ............................... $     0.03  $     0.10
Diluted earnings per share ............................. $     0.03  $     0.10

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)

  The effect of these adjustments on previously reported consolidated financial statements for the six-month period ended December 31, 1997, is as follows:

                                                                         As
                                                       As reported    restated
                                                       ------------  ----------
General and administrative ........................... $  3,896,000  $7,556,000
Charge for purchased research and development ........ $ 26,800,000  $6,915,000
Operating income (loss) .............................. $ (9,103,000) $7,122,000
Net income (loss)..................................... $(14,312,000) $1,913,000
Basic earnings (loss) per share....................... $      (0.50) $     0.07
Diluted earnings (loss) per share..................... $      (0.50) $     0.06

(2) Proposed Merger with Autodesk, Inc.

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement, as amended on November 18, 1998, December 18, 1998 and January 18, 1999, Autodesk will exchange 0.33 shares of its common stock for each outstanding share of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close in March, 1999. Until this transaction is finalized, both companies shall operate as separate entities.

(3) Litigation and Related Settlement Expenses

 (a) Class action securities litigation

  On May 29, 1996, June 13, 1996 and April 29, 1997, certain of the Company's shareholders filed class action lawsuits alleging violations of federal securities laws and other claims against the Company and certain of its officers and directors among others. The three lawsuits were filed in the Superior Court of the State of California, the United States District Court, District of Massachusetts and the United States District Court, Northern District of California, respectively. On or about November 25, 1997, a settlement of all three-shareholder class actions received final court approval. Under the $10,800,000 settlement, the Company contributed approximately $7,400,000 from its own funds, with the remainder provided by insurance.

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

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)

the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. The motion to dismiss is currently pending. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this time.

 (c) Class Action Litigation

  On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792 (the "Krim Complaint"). The lawsuit names as defendants Discreet, Discreet's directors and certain unidentified "John Does." The Krim Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk. The Krim Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

  On September 29, 1998, a second complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al. vs. Discreet Logic Inc., et al., case No. 175037 (the "Clark Complaint"). The Clark Complaint is substantially similar to the Krim Complaint and names as defendants Discreet, certain of Discreet's directors and certain unidentified "John Does." The Clark Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk. The Clark Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

  On December 2, 1998, the Marin County, California, Superior Court (the "Court") entered an order consolidating the Clark and Krim actions. On December 11, 1998, the Court entered an order on Discreet's October 26, 1998 motions to dismiss. The order dismissed both the Krim and the Clark Complaints as against Discreet for failing to state a claim against Discreet. The Court's order granted plaintiffs 30-days leave to replead their complaints. On January 11, 1999, plaintiffs filed a consolidated amended complaint with the Court (the "Amended Complaint") which asserts the same breach of fiduciary duty cause of action against Discreet, certain of Discreet's directors and certain unidentified "John Does," and seeks the same relief. Discreet believes the claims asserted in the Amended Complaint are without merit and intends to vigorously contest them.

(4) Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to disclose both basic and diluted EPS. All prior period EPS data have been restated to conform to SFAS No. 128.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)


  The following table presents, in thousands (except for EPS amounts), a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                                    Three-Months Ended   Three-Months Ended
                                     December 31, 1997    December 31, 1998
                                    ------------------- ----------------------
                                    Income Shares  EPS  Income   Shares  EPS
                                    ------ ------ ----- -------  ------ ------
                                        (Restated)
Basic EPS
  Income available to Common
   Shareholders.................... $3,005 28,833 $0.10 $(1,888) 29,899 $(0.06)
                                                  =====                 ======
Effect of Dilutive Securities
  Impact of exercise of stock
   options under treasury stock
   method..........................    --   1,764           --      --
                                    ------ ------ ----- -------  ------ ------
Diluted EPS
  Income available to Common
   Shareholders and assumed
   exercises....................... $3,005 30,597 $0.10 $(1,888) 29,899 $(0.06)
                                    ====== ====== ===== =======  ====== ======

  In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. Had the Company not been in a loss position in the three months ended December 31, 1998, dilutive options of 1,225,000 would have been added to compute diluted EPS. In the three months ended December 31, 1997, 474,000 antidilutive weighted shares have been excluded from the computation of diluted EPS.

                                   Six months ended      Six months ended
                                   December 31, 1997     December 31, 1998
                                  ------------------- ------------------------
                                  Income Shares  EPS   Income   Shares   EPS
                                  ------ ------ ----- --------  ------ -------
                                      (Restated)
Basic EPS
  Income available to common
   shareholders.................. $1,913 28,746 $0.07 $ (2,638) 29,789 $ (0.09)
                                                =====                  =======
Effect of Dilutive Securities
  Impact of exercise of stock
   options under treasury stock
   method........................    --   1,862            --      --
                                  ------ ------ ----- --------  ------ -------
Diluted EPS
  Income available to common
   shareholders and assumed
   exercises..................... $1,913 30,608 $0.06 $(2,638)  29,789 $(0.09)
                                  ====== ====== ===== ========  ====== =======

  In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. Had the Company not been in a loss position in the six months ended December 31, 1998, dilutive options of 1,188,000 would have been added to compute diluted EPS. In the six months ended December 31, 1997, 350,000 antidilutive weighted shares have been excluded from the computation of diluted EPS.

(5) Related Party Purchases

  During the quarter ended December 31, 1998, the Company purchased marketing services in the amount of $127,000 from Behaviour Design Inc., and purchased consulting services in the amount of $32,000 from BHVR Communications, Inc. As of December 31, 1998, the Company had a payable of approximately $361,000 to these companies. These related parties are companies controlled by the Company's Chairman and Chief Executive Officer.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)


  During the quarter ended December 31, 1998, the Company made rental payments in the amount of $352,000 to TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer, for space in its headquarters in Montreal. The Company made payments of $190,000 for the same period last year.

  In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.

(6) Recent Accounting Pronouncements

a) In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting
   Comprehensive Income (SFAS 130), which establishes standards for the presentation and disclosure requirements for comprehensive income. SFAS 130 became effective for fiscal years beginning after December 15, 1997. Effective July 1, 1998, Discreet adopted SFAS 130.

  The Company's total comprehensive income was as follows for the periods presented herein:

                                Three Months ended         Six Months ended
                             ------------------------- -------------------------
                             December 31, December 31, December 31, December 31,
                                 1997         1998         1997         1998
                             ------------ ------------ ------------ ------------
                              (Restated)                (Restated)
   Net income (loss).......     $3,005      $(1,888)      $1,913      $(2,638)
   Foreign currency
    translation adjustment.       (384)         181       (1,396)        (729)
                                ------      -------       ------      -------
   Total comprehensive
    income (loss)..........     $2,621      $(1,707)      $  517      $(3,367)
                                ======      =======       ======      =======

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

d) In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December 1998, the AICPA issued Statement of Position 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of Discreet's fiscal year 2000. Discreet is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)


e) In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in fiscal year 2000 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

(7) Demand Line of Credit, Leasing and Tax Credit Facilities

  The Company has a revolving demand line of credit and leasing facility agreement with its bank. This agreement provides for a revolving demand line of credit under which it can borrow up to Cdn$7,000,000 (approximately $4,569,000 at December 31, 1998). Advances under the line accrue interest monthly at the Canadian prime rate (6.75% at December 31, 1998) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $392,000 at December 31, 1998) demand leasing facility, and a Cdn$600,000 (approximately $392,000 at December 31, 1998) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.75% at December 31, 1998) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage, and equity to asset ratios. As of December 31, 1998, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to the Company under the line of credit was reduced by the letter of guarantee discussed below.

  The Company's Japanese subsidiary has a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate for the period (approximately 2.1% at December 31, 1998) and are secured by a letter of guarantee, in the amount of $3,000,000, issued by the Company in favor of the subsidiary's bank. As of December 31, 1998, the subsidiary had borrowed (Yen) 300,372,000 (approximately $2,643,000 at December 31, 1998).

(8) Government Assistance

 (a) SDI loan

  The Company entered into a loan agreement with the Societe de Developpement Industriel du Quebec dated as of May 7, 1998 whereby an interest free loan was granted to the Company by the Quebec government in the amount of Cdn$2,800,000 (approximately $1,828,000 at December 31, 1998) in relation with the acquisition of Lightscape Technologies, Inc. The loan is conditional to the Company meeting certain criteria:

  1.During the five year period following the disbursement of the loan by the Quebec government, the Company is required to create 200 jobs and maintain each of these jobs for a five year period after their creation;

  2.The loan should not exceed Cdn$2,800,000 or 20% of the costs incurred by the Company for the Lightscape acquisition. The loan is payable in four annual installments of Cdn$600,000 (approximately $392,000 at December 31,
  1998) commencing in July 2004 and a final installment of Cdn$400,000 (approximately $261,000 at December 31, 1998) in July 2008. The loan is interest free until July 2004, after which it will bear interest at the Canadian prime rate (approximately 6.75% at December 31, 1998) plus 1.5%. If the criteria mentioned above are not respected, a portion of the loan may have to be repaid at an earlier date. The proceeds of the loan were disbursed to the Company in July 1998.

                     DISCREET LOGIC INC. AND SUBSIDIARIES

                                  (Unaudited)


 (b) PACST Subsidy Program

  The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $1,967,000 at December 31, 1998) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of June 30, 1998, an advance of Cdn$350,000 (approximately $229,000 at December 31, 1998) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been included as a component of accounts payable and accrued expenses as at December 31, 1998.

(9) Restructuring

  During fiscal 1996, the Company recorded a pre-tax restructuring charge of $15,000,000 to cover the direct costs of restructuring its operations. The following amounts were charged against the restructuring reserve:

                                          Three Months Ended Three Months Ended
                                          December 31, 1997  December 31, 1998
                                          ------------------ ------------------
Asset write down.........................         $  258,000           $    --
Lease terminations and leasehold
 improvements reserve....................             26,000                --
Severance................................            124,000                --
Professional services and other..........            151,000             43,000
                                                  ----------           --------
                                                  $  559,000           $ 43,000
                                                  ==========           ========

  The following reflects the remaining accrued restructuring expense as of December 31, 1997 and 1998, by major component:

                                          December 31, 1997  December 31, 1998
                                          ------------------ ------------------
Asset write down.........................         $  124,000           $    --
Lease terminations and leasehold
 improvements reserve....................          2,549,000            350,000
Severance................................            277,000                --
Professional services and other..........            385,000            361,000
                                                  ----------           --------
                                                  $3,335,000           $711,000
                                                  ==========           ========

  During the fourth fiscal quarter of 1998, the Company expensed an additional $829,000 for the closure of its U.K. research and development facility. During the six-month period ended December 31, 1998, approximately $38,000 of professional fees was charged against this restructuring reserve. As of December 31, 1998, the Company still has approximately $12,000 in restructuring reserves primarily for the estimated cost of professional fees associated with the winding down of this subsidiary.

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

  The revised allocation of the aggregate purchase price is as follows:

                                                        As reported As restated
                                                        ----------- -----------
In process research and development.................... $36,600,000 $ 9,178,000
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
                                                        ----------- -----------
                                                        $47,009,395 $47,009,395
                                                        =========== ===========

  The effect of these adjustments on previously reported consolidated financial statements for the three-month period ended December 31, 1997, is as follows:

                                                                         As
                                                         As reported  restated
                                                         ----------- ----------
General and administrative.............................. $2,012,000  $3,951,000
Charge for purchased research and development........... $5,800,000  $1,646,000
Operating income........................................ $3,600,000  $5,815,000
Net income.............................................. $  790,000  $3,005,000
Basic earnings per share................................ $     0.03  $     0.10
Diluted earnings per share.............................. $     0.03  $     0.10

  The effect of these adjustments on previously reported consolidated financial statements for the six-month period ended December 31, 1997, is as follows:

                                                                         As
                                                       As reported    restated
                                                       ------------  ----------
General and administrative............................ $  3,896,000  $7,556,000
Charge for purchased research and development......... $ 26,800,000  $6,915,000
Operating income (loss)............................... $ (9,103,000) $7,122,000
Net income (loss)..................................... $(14,312,000) $1,913,000
Basic earnings (loss) per share....................... $      (0.50) $     0.07
Diluted earnings (loss) per share..................... $      (0.50) $     0.06

 Proposed Transaction with Autodesk

  On August 20, 1998, the Company announced that it had entered into a definitive agreement providing for the acquisition of Discreet by Autodesk, Inc. ("Autodesk"). Under the terms of the agreement, as amended on November 18, 1998, December 18, 1998 and January 18, 1999, Autodesk will exchange 0.33 shares of its common stock for each outstanding share of Discreet. The transaction is intended to be accounted for as a pooling of interests. Subject to several conditions, including approval of the shareholders of both companies, the transaction is expected to close in March, 1999. Until this transaction is finalized, both companies shall operate as separate entities.

 Restructurings

  During the fiscal year ended July 31, 1996, excluding a restructuring charge of $15,000,000 and its related tax effects, Discreet incurred a net loss of approximately $31,000,000 on revenues of approximately $83,997,000. In response to the financial results and other developments facing the business, Discreet developed a restructuring plan during the fourth fiscal quarter of 1996. Discreet began implementation of its restructuring plan in the fourth fiscal quarter of 1996 and had substantially completed the implementation of the plan at the end of fiscal 1997. During the fourth fiscal quarter of 1998, Discreet revised its estimates of remaining costs to be incurred and reversed approximately $2,333,000 of reserves no longer considered to be necessary. Discreet still has approximately $711,000 in restructuring reserves at the end of December 31, 1998 primarily for the estimated cost of terminating leases, and the legal and taxation winding down of several subsidiaries.

  Discreet also recorded an unrelated restructuring charge in the fourth fiscal quarter of 1998 in the amount of $829,000 for the estimated costs of closing its U.K. research and development facility. As of December 31, 1998, the closure was substantially complete and Discreet still has approximately $12,000 in restructuring reserves primarily for the estimated cost of professional fees associated with the winding down of this subsidiary.

Results of Operations

  The following table sets forth the percentages of total revenues represented by certain line items in the statement of operations:

                               Three Months Ended         Six Months Ended
                            ------------------------- -------------------------
                            December 31, December 31, December 31, December 31,
                                1997         1998         1997        19988
                            ------------ ------------ ------------ ------------
                             (Restated)                (Restated)
Total revenues.............     100%         100%         100%         100%
Cost of revenues...........      36           49           41           48
                                ---          ---          ---          ---
  Gross profit.............      64           51           59           52
                                ---          ---          ---          ---
Operating expenses:
  Research and development.      10           13           10           13
  Sales and marketing......      23           31           21           30
  General and
   administrative..........      11           15           10           16
  Charge for purchased
   research and
   development.............       4          --             9          --
                                ---          ---          ---          ---
    Total operating
     expenses..............      48           59           50           59
                                ---          ---          ---          ---
  Operating income (loss)..      16           (8)           9           (7)
Other income net...........     --             2            1            4
                                ---          ---          ---          ---
  Income (loss) before
   income taxes............      16           (6)          10           (3)
Provision for income
 taxes.....................       8            1            8            2
                                ---          ---          ---          ---
    Net income (loss)......       8%          (7)%          2%          (5)%
                                ===          ===          ===          ===

Three Months and Six Months Ended December 31, 1998 and December 31, 1997

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

  Total revenues were $28,396,000 and $37,268,000 for the three-month periods ended December 31, 1998, and 1997, respectively, and $55,827,000 and $75,673,000 for the six-month periods ended December 31, 1998 and 1997, respectively. The Company believes that the decline in revenues, in both the three and six-month periods, is primarily due to the following factors: (1) continued effects of a lack of a senior sales and marketing executive combined with several field vacancies; (2) slower than expected sales in Europe and Asia due in part to the personnel issues noted above as well as market conditions in these areas causing delays in capital spending; (3) customers deferring purchase decisions due to confusion over HDTV timing and standards;
(4) what the Company believed to be temporary concerns in the Advanced Systems customer base regarding the acquisition of Discreet by Autodesk which may have lead to purchasing delays, particularly in the quarter ended September 30, 1998; and (5) some product discounting and certain price reductions in the three-month period ended December 31, 1998 that were not offset by increases in volume.

  Revenues from customers outside of North America were $12,481,000 (44% of total revenues) and $21,702,000 (58% of total revenues) for the three-month periods ended December 31, 1998, and 1997, respectively, and $28,277,000 (51% of total revenues) and $39,965,000 (53% of total revenues) for the six-month periods ended December 31, 1998 and 1997, respectively. Revenues from customers outside North America decreased as a result of the factors noted above, particularly, field vacancies in Asia, Europe and Latin America. The Company expects that revenues from customers outside of North America will continue to account for a substantial portion of its revenues and should, as a percentage of total revenues, increase from the level experienced in the three-month period ended December 31, 1998.

  Cost of Revenues. Cost of revenues consists primarily of the cost of hardware sold (mainly workstations manufactured by Silicon Graphics, Inc.
(SGI)), cost of hardware service contracts, cost of integration and hardware assembly, cost of service personnel and the facilities, computing, benefits and other administrative costs allocated to such personnel and the provision for inventory reserves. Cost of revenues was $13,918,000 (49% of total revenues) and $13,458,000 (36% of total revenues) for the three-month periods ended December 31, 1998, and 1997, respectively, and $26,677,000 (48% of total revenues) and $30,827,000 (41% of total revenues) for the six-month periods ended December 31, 1998 and 1997, respectively. The increase in cost of revenues, as a percentage of total revenues, in the three and six-month periods ended December 31, 1998 as compared to the three month period ended December 31, 1997 was primarily due to the following factors: (1) the decrease in revenues in Europe, Asia , and Latin America where customers typically purchase only software, or software and storage media bundles from the Company; (2) product discounting and certain price reductions; (3) the presence of certain fixed expenses in cost of revenues; (4) greater hardware-only sales generating lower margins in the three-month period ended December 31, 1998; and (5) a greater number of systems (including the workstations and hardware peripherals) sold through the indirect channel. Should revenues increase, the Company expects that cost of revenues as a percentage of total revenues should decrease from its current levels. However, cost of revenues remains difficult to predict and is subject to fluctuations due to a number of factors including product and product configuration mix and the proportion of direct and indirect sales.

  Research and Development. Research and development expenses consist primarily of the cost of research and development personnel and the facilities, depreciation on research and development equipment, computing, benefits and other administrative costs allocated to such personnel, and consulting fees. Expenditures for research and development, after deducting Canadian federal and provincial tax credits, were $3,600,000 (13% of total revenues) and $3,901,000 (10% of total revenues) for the three-month periods ended December 31, 1998, and 1997, respectively, and $7,350,000 (13% of total revenues) and $7,413,000 (10% of total revenues) for the six-month periods ended December 31, 1998 and 1997, respectively. The decrease in research and development expenses in the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively, was primarily due to the closure of the UK research and development facility offset by increases in the number of software engineers to develop and enhance Discreet's existing and newly acquired products and to develop new products. The increase in research and development expenses as a percentage of total revenues is primarily due to the decline in revenues during the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively. Research and development costs are expensed as incurred. Software development costs are considered for capitalization once technical feasibility has been established. Discreet has not capitalized any software development costs to date. Certain research and development expenditures are incurred substantially in advance of related revenue and in some cases do not generate revenues. Discreet expects that research and development expenses will increase from current levels, however, should revenues increase, Discreet expects that research and development expenses as a percentage of total revenues should decrease from current levels.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits, facilities and administrative costs allocated to Discreet's sales and marketing personnel, tradeshow expenses, advertising, marketing programs and dealer commissions. Sales and marketing expenses were $8,943,000 (31% of total revenues) and $8,407,000 (23% of total revenues) for the three-month periods ended December 31, 1998 and 1997, respectively, and $16,857,000 (30% of total revenues) and $15,840,000 (21% of total revenues) for the six-month periods ended December 31, 1998 and 1997, respectively. The increase in sales and marketing expenses, in the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively, was primarily due to the continued expansion of the Company's direct and indirect sales organization, including the operating costs of domestic sales offices and foreign subsidiaries, and the introduction of marketing initiatives designed to support the expanded dealer network. The increase in sales and marketing expenses as a percentage of total revenues is primarily due to the decline in revenues during the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively. Discreet expects that sales and marketing expenses will increase from current levels, however, should revenues increase, Discreet expects that sales and marketing expenses as a percentage of total revenues should decrease from current levels.

  General and Administrative. General and administrative expenses include the costs of finance and accounting, human resources, facilities, corporate information systems, legal and other administrative functions of Discreet, amortization of goodwill, and reserves for doubtful accounts receivable. General and administrative expenses were $4,161,000 (15% of total revenues) and $3,951,000 (11% of total revenues), as restated, for the three-month periods ended December 31, 1998 and 1997, respectively, and $8,603,000 (16% of total revenues) and $7,556,000 (10% of total revenues), as restated, for the six-month periods ended December 31, 1998 and 1997, respectively. The increase in general and administrative expenses in the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively, is explained by additional personnel and salary increases as well as the amortization of goodwill associated with the Lightscape acquisition. The increase in general and administrative expenses as a percentage of total revenues is primarily due to the above factors and the decline in revenues during the three and six-month periods ended December 31, 1998 as compared to the three and six-month periods ended December 31, 1997, respectively. Discreet expects that general and administrative expenses will increase from their current levels, however, should revenues increase, Discreet expects that general and administrative expenses as a percentage of total revenues should decrease from current levels.

  Charge for Purchased Research and Development. In the three-month period ended December 31, 1997, in connection with the Lightscape acquisition, the Company expensed $1,646,000, as restated, of in-process research and development, based on an appraisal, that had not yet reached technological feasibility and had no alternative use. In the three-month period ended September 30, 1997, in connection with the D-Vision acquisition, the Company expensed $5,269,000, as restated, of in-process research and development, based on an appraisal, that had not yet reached technological feasibility and had no alternative use.

  Other Income. Other Income primarily consists of foreign currency gains and losses and interest income and expense. Foreign currency translation resulted in gains of $128,000 and $179,000 for the three-month periods ended December 31, 1998 and 1997, respectively, and $1,118,000 and $308,000 for the six-month periods ended December 31, 1998 and 1997, respectively. These gains are primarily the result of Discreet and each subsidiary translating intercompany balances denominated in a currency other than its own functional currency. These balances are remeasured into the functional currency of each company every reporting period. This remeasurement results in either unrealized gains or losses depending on the exchange rate fluctuation between the functional currency of each company and the currency in which the monetary asset or liability is denominated. In particular during the three-month period ended September 30, 1998; the Company recorded unrealized gains when translating into Canadian dollars its U.S. dollar cash balance and its trade receivables with its U.S. and German subsidiaries.

  Provision for Income Taxes. Discreet's provision for income taxes was $323,000 and $3,097,000 for the three-month periods ended December 31, 1998 and 1997, respectively, and $1,185,000 and $5,872,000 for the six-month periods ended December 31, 1998 and 1997, respectively. The provision for all periods is based upon the Canadian federal statutory rate of 38% and reflects the impact of various tax credits and foreign taxes. The effective tax rate for the three and six-month periods ended December 31, 1998 differed from the statutory rate primarily as a result of the following factors: (1) the Company incurring losses in jurisdictions where tax loss carryforwards were not available; and (2) the amortization of goodwill for which no tax benefit was recorded. The effective tax rate for the three and six-month periods ended December 31, 1997 differed from the statutory rate primarily as a result of the following factors: (1) the Company recording charges for purchased in-process research and development for which no benefit was recorded due to the uncertainty of realizing any future tax benefit associated with these charges;
(2) the amortization of goodwill for which no tax benefit was recorded; offset by (3) the realization of the benefit for some prior year tax losses for which no benefit was previously recorded. Discreet has foreign net operating loss carry forwards which may be available to reduce future income tax liabilities.

Year 2000 Readiness Disclosure Statements

  Discreet has made preliminary assessments of its products and information systems and has determined that they are Year 2000 compliant, or that only a limited effort will be required to achieve compliance. Discreet is currently proceeding with detailed reviews of every application used. It is expected that some applications will have to be upgraded to Year 2000 compliant applications. Some Discreet products run on platforms, or work with peripherals that are currently not Year 2000 compliant. Accordingly, it is expected that some customers may experience some difficulties related to non Discreet products, which may affect the performance of Discreet products and, therefore, lead to an unusually high number of calls to Discreet's technical support department. Discreet anticipates that the costs related to the detailed assessments, application upgrades, and responding to the increased volume of support calls will not be material to its results of operations, liquidity and capital resources. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that the potential problems described above, related to the platforms and peripherals on and with which Discreet's products operate, will be resolved in a timely manner, and that Discreet will not experience significant costs or delays in developing versions of its products that are compatible with Year 2000 compliant versions of these platforms and peripherals.

Liquidity and Capital Resources

  Discreet has funded its operations to date primarily through cash flow from operations (including deferred revenue and customer deposits), borrowings under its demand line of credit, capital leases, the private and public sales of equity securities, the receipt of research and development tax credits from the Canadian federal government and the Quebec government, and the receipt of government grants and loans. As of December 31, 1998, Discreet had cash of approximately $49,767,000.

  Discreet's operating activities provided cash of $4,515,000 and used cash of $4,196,000, in the six-month periods ended December 31, 1998, and 1997, respectively. The principal sources of cash for the six-month period ended December 31, 1998 were operations, the decrease in accounts receivable, and the increase in deferred revenue, offset by increases in inventory, and other current assets and decreases in accounts payable and accrued expenses and income taxes payable. The decrease in accounts receivable and the increase in inventory were primarily a result of the shortfall in revenues during the six-month period ended December 31, 1998. The primary sources of cash during the six-month period ended December 31, 1997, were operations, the receipt of insurance proceeds related to the settlement of the class action litigation, the decreases in inventory, income taxes receivable, and the increase in income taxes payable, offset by the transfer of cash to a restricted escrow account to be used to settle the class action litigation, the increase in accounts receivable, and the decrease in accounts payable and accrued expenses as a result of the company paying most of the liabilities assumed in connection with the D-Vision and Lightscape acquisitions. Discreet's operating activities include $300,000 and $229,000 of research and development tax credits received from the Quebec government, and $375,000 and $286,000 of research and development tax credits received from the federal government, during the six-month periods ended December 31, 1998 and 1997, respectively.

  Discreet's investing activities used cash of $3,837,000 and $13,874,000 in the six-month periods ended December 31, 1998, and 1997, respectively. The principal uses of cash during the six-month period ended December 31, 1998 included the purchase of capital assets, primarily computer hardware and software, the acquisition of other intangible assets related to the licensing of third-party technology, and certain costs related to the proposed transaction with Autodesk. The principal uses of cash during the three-month period ended December 31, 1997 included the of D-Vision acquisition and the purchase of capital assets, primarily computer hardware and software.

  Financing activities provided cash of $3,294,000 and $777,000 during the six-month periods ended December 31, 1998 and 1997, respectively. The principal sources of cash for the six-month period ended December 31, 1998 included the receipt of a government loan from the Societe de Developpement Industriel du

Quebec, and proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan. The principal sources of cash for the six-month period ended December 31, 1997 included the receipt of proceeds from the exercises of common stock options and the issuance of shares under the 1995 Employee Stock Purchase Plan.

  As of December 31, 1998, Discreet did not have any material commitments for capital expenditures.

  Discreet has never declared or paid cash dividends on its Common Shares and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future. In the event cash dividends are declared or paid, Discreet anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Act prohibits Discreet from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account.

  Discreet plans to finance its long-term capital needs with cash flow from operations and available borrowings. To the extent that such funds are insufficient to finance Discreet's activities, Discreet may have to raise funds to meet its operations and capital expenditure requirements through the issuance of additional equity, or by securing additional credit facilities. Discreet's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or to obtain additional financing. There can be no assurance that additional financing will be available on terms satisfactory to Discreet or not disadvantageous to Discreet security holders. Subject to the factors discussed in "--Certain Factors That May Affect Future Results," Discreet believes that, with its current levels of working capital together with funds generated from operations, it has adequate sources of cash to meet its operations and capital expenditure requirements through calendar 1999.

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

  Discreet's future results are subject to substantial risks and uncertainties. Discreet's future financial performance will depend in part on the successful development, introduction, and customer acceptance of its existing and new or enhanced products. In addition, in order for Discreet to achieve sustained growth, the market for Discreet's systems and software must continue to develop and Discreet must expand this market to include additional applications within the film and video industries and develop or acquire new products for use in related markets. There can be no assurance that Discreet will be successful in marketing its existing or any new or enhanced products. In addition, as Discreet enters new markets, distribution channels, technical requirements and levels and bases of competition may be different from those in Discreet's current markets and there can be no assurance that Discreet will be able to develop adequate distribution channels in a timely way or compete favorably. The markets in which Discreet competes are characterized by intense competition and many of Discreet's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Discreet. These companies may introduce additional products that are competitive with those of Discreet, and there can be no assurance that Discreet's products would compete effectively with such products. Furthermore, competitive pressures or other factors, including Discreet's entry into new markets, may result in significant price erosion that could have a material adverse effect on Discreet's business and results of operations. Discreet has recently completed the purchase of certain products and technology through acquisitions. There can be no assurance that the products and technologies acquired from these companies will be successful or will achieve market acceptance, or that Discreet will not incur disruptions and unexpected expenses in integrating the operations of the acquired businesses with those of Discreet. Discreet has recently announced a proposed business combination with Autodesk. This transaction may cause a diversion of senior management time and attention, customer purchase decision deferrals, employee turnover, and other unanticipated costs which may have a material adverse affect on Discreet's results of operations.

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

  The Company believes that its operating results could vary significantly from quarter to quarter. A limited number of systems sales may account for a substantial percentage of the Company's quarterly revenue because of the high average sales price of such systems and the timing of purchase orders. Historically, the Company has generally experienced greater revenues during the period following the completion of the annual conference of the National Association of Broadcasters ("NAB"), which is typically held in April. The Company's expense levels are based, in part, on its expectations of future revenues. Therefore, if revenue levels are below expectations, particularly following NAB, the Company's operating results are likely to be adversely affected, as was the case for the three-month periods ended April 30, 1996 and July 31, 1996. In addition, the timing of revenue is influenced by a number of other factors, including: the timing of individual orders and shipments, other industry trade shows, competition, seasonal customer buying patterns, changes to customer buying patterns in response to platform changes and changes in product development and sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

  On August 28, 1998 a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, vs. Discreet Logic Inc., et al., case No. 174792 (the "Krim Complaint"). The lawsuit names as defendants Discreet, Discreet's directors and certain unidentified "John Does." The Krim Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk. The Krim Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

  On September 29, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al vs. Discreet Logic Inc., et al., case No.175037 (the "Clark Complaint"). The Clark Complaint is substantially similar to the Krim Complaint and names as defendants Discreet, certain of Discreet's directors and certain unidentified "John Does." The Clark Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk. The Clark Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. Discreet believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

  On December 2, 1998, the Marin County, California, Superior Court (the "Court") entered an order consolidating the Clark and Krim actions. On December 11, 1998, the Court entered an order on Discreet's October 26, 1998 motions to dismiss. The order dismissed both the Krim and the Clark Complaints as against Discreet for failing to state a claim against Discreet. The Court's order granted plaintiffs 30-days leave to replead their complaints. On January 11, 1999, plaintiffs filed a consolidated amended complaint with the Court (the "Amended Complaint") which asserts the same breach of fiduciary duty cause of action against Discreet, certain of Discreet's directors and certain unidentified "John Does," and seeks the same relief. Discreet believes the claims asserted in the Amended Complaint are without merit and intends to vigorously contest them.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

     Exhibit     Description of Exhibit
     -------     ----------------------
   Exhibit 27.1 Financial Data Schedule.

 (b) Reports on Form 8-K.

  A Current Report on Form 8-K dated November 18, 1998 was filed on November 19, 1998 pursuant to Item 5 of Form 8-K (other events) announcing the issuance of a press release in which Discreet and Autodesk announced a Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation.

  A Current Report on Form 8-K dated January 18, 1999 was filed on January 20, 1999 pursuant to Item 5 of Form 8-K (other events) announcing the Amendment of the exchange ratio under the proposed transaction with Autodesk. It provides for Autodesk to issue 0.33 shares of its common stock for each outstanding common share of Discreet, which reduced the previously announced exchange ratio of 0.48 and provides the extension of certain dates under the Amended Agreement.

                              DISCREET LOGIC INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DISCREET LOGIC INC.

                                                  /s/ Francois Plamondon
                                              By:  ____________________________
                                                    Francois Plamondon
                                                    Executive Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary

February 4, 1999