Form 10-K405
period 1999-03-31
DISCREET LOGIC INC
filed 1999-06-29
CIK 943318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number: 000-26100

                               ----------------
                              DISCREET LOGIC INC.
             (Exact name of registrant as specified in its charter)

                 Quebec                                 98-0150790
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 Identification No.)

      10 Duke St., Montreal, Quebec,                      H3C 2L7
                 Canada                                 (Zip Code)
      (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (514) 393-1616

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

Title
 of
each               Name of each exchange
class               on which registered
-----              ---------------------
None                        None

          Securities registered pursuant to Section 12(g) of the Act:

                   Class E voting common shares, no par value

                 Class F non-voting common shares, no par value

           Exchangeable non-voting shares, par value $15.08 per share

                                (Title of Class)

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The capital stock of the Registrant is not publicly traded.

   As of June 28, 1999, the Registrant had outstanding 100 Class A voting common shares, no par value, 100 Class C non-voting preferred shares, no par value, 150,000 Class D non-voting preferred shares, no par value, 24,496,905 Class E voting common shares, no par value, 24,496,905 Class F non-voting common shares and 1,813,604 Exchangeable non-voting shares, par value $15.08 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain parts of the following documents are incorporated by reference to
Part IV of this report: (i) the Joint Proxy Statement/Prospectus on Form S-4 of Autodesk, Inc., a Delaware corporation ("Autodesk"), the former Discreet Logic Inc., a Quebec Company ("Old Discreet"), 9066-9771 Quebec Inc., a Quebec company and an indirect wholly owned subsidiary of Autodesk ("Amalgamation Sub"), and 9066-9854 Quebec Inc., a Quebec company and an indirect wholly owned subsidiary of Autodesk ("Autodesk Quebec"), filed on September 30, 1998, as amended on November 13, 1998, November 25, 1998 and February 5, 1999 (Registration No. 333-65075), (ii) the Current Report on Form 8-K of Autodesk filed on March 16, 1999 (File No. 000-14338) and (iii) the Annual Report on Form 10-K of Discreet for the fiscal year ended June 30, 1998 filed on September 28, 1998, as amended on October 29, 1998 and February 4, 1999 (File No. 000-26100). Old Discreet, Amalgamation Sub and Autodesk Quebec are predecessor entities of the Registrant. See Part I, Item 1, "Business-- General."

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                          FORWARD-LOOKING INFORMATION

   The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS

General

   On March 16, 1999, pursuant to the terms of the Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation dated as of November 18, 1998, as amended on December 18, 1998 and on January 18, 1999 (the "Acquisition Agreement"), by and among Autodesk, Autodesk Development, B.V., a Netherlands corporation and an indirect wholly-owned subsidiary of Autodesk ("Dutchco"), Amalgamation Sub, Autodesk Quebec, Autodesk Canada Inc., an Ontario company and an indirect wholly-owned subsidiary of Autodesk, ("ACI"), and Old Discreet, Dutchco acquired all voting shares of Discreet Logic Inc., a Quebec company, and the successor company to Old Discreet resulting from the Amalgamation (as defined below) ("Discreet") by way of an amalgamation under the Companies Act of Quebec of Old Discreet, Amalgamation Sub and Autodesk Quebec (the "Amalgamation") and certain related transactions described below (together with the Amalgamation, the "Acquisition"). As a result of the Acquisition, Discreet became an indirect subsidiary of Autodesk. Shortly prior to the Amalgamation, substantially all of the assets of ACI were assigned to Autodesk Quebec as part of a corporate reorganization. Upon the Amalgamation, such assets were assumed by Discreet.

   Pursuant to the Acquisition Agreement, an aggregate of approximately 10 million shares of Autodesk common stock, par value $0.01 per share (the "Autodesk Common Stock"), and Discreet shares exchangeable for Autodesk Common Stock ("Exchangeable Shares"), were issued in exchange for all common shares of Old Discreet, no par value per share (the "Old Discreet Common Shares"), issued and outstanding immediately prior to the Amalgamation. Each Old Discreet Common Share outstanding immediately prior to the Amalgamation was converted, through a series of steps and at the election of its holder, into either
(i) 0.33 shares of Autodesk Common Stock, or (ii) 0.33 Exchangeable Shares. In addition, Autodesk assumed all Old Discreet stock options outstanding immediately prior to the Amalgamation granted under Old Discreet's Amended and Restated 1994 Restricted Stock and Stock Option Plan, Non-Employee Director Stock Option Plan, and 1997 Special Limited Non-Employee Director Stock Plan as well as all outstanding purchase rights under Old Discreet's Employee Stock Purchase Plan, and these options and rights were converted into options and rights to acquire Autodesk Common Stock with appropriate adjustments to the number of shares and exercise price thereof based on the 0.33 exchange ratio.

   The Exchangeable Shares are not publicly traded and Discreet has no business or other operations independent of Autodesk's. Each Exchangeable Share has voting and economic rights that are substantially similar to one share of Autodesk Common Stock. Holders of Exchangeable Shares may not transfer such Shares. Exchangeable Shares may be exchanged at the election of the holder for one share of Autodesk Common Stock at any time on or prior to March 16, 2010.

   As a result of the Acquisition, Discreet is obligated to file this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discreet's reporting obligations under the Exchange Act will terminate with the filing of this report.

   In addition to the information contained in this report, investors interested in obtaining information about Autodesk and Discreet should refer to the reports, proxy statements and other information filed by Autodesk with the Securities Exchange Commission (the "Commission") pursuant to the Exchange Act. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commission's regional offices at Seven World Trade Center, 13th Floor, New York, New York 10048, and 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Website is http://www.sec.gov, Autodesk Common Stock is quoted on the Nasdaq National Market under the symbol "ADSK." Reports, proxy and information statements and other information concerning Autodesk and Discreet may be inspected at The Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006.

Business Overview and Recent Developments

   Discreet Logic Inc. ("Discreet" or the "Company") develops, assembles, markets and supports non-linear, on-line digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. Discreet's systems and software are utilized by creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting, as well as Web design. Discreet's systems have played key roles in the creation of special visual effects for films such as Armageddon, Titanic, Forrest Gump, Independence Day, The Fifth Element, Batman & Robin, Contact and Air Force One; television programs and special events such as ABC's on-air broadcast of the 1998 US congressional elections; Fox's Sunday Night Football shows as well as their Super Bowl XXXIII broadcast; ABC's "World News Tonight with Peter Jennings"; music videos by artists including U2, REM, Rolling Stones and The Beatles; and commercials for clients such as Nike, Pepsi, AT&T and McDonald's. Discreet has recently been recognized by the Academy of Motion Picture Arts and Sciences with a Scientific and Engineering Award for flame* and inferno*. Discreet believes that creative professionals and designers require tools that simplify their work, enabling them to devote more time to creative activities and less time to technical tasks.

   Discreet offers turnkey systems for high end post production and broadcast facilities focused towards three markets: special effects, editing and broadcast production (its "Advanced Systems"). Discreet's Advanced Systems are comprised of proprietary software utilizing workstations manufactured by Silicon Graphics, Inc. ("SGI"), scalable disk arrays and other peripherals. These can be networked together to enable users to manage data more efficiently and collaborate in an integrated production environment. Discreet's systems include its inferno*, flame*, and flint* systems (special effects), its fire* and smoke* systems (editing), and its frost* system (broadcast production). Discreet's special effects and editing Advanced Systems are used to manipulate digital media in an on-line, real-time environment, providing instant feedback to the creative professional. These systems are currently or are currently being designed to be resolution independent and to allow users to work on uncompressed images from a variety of media sources in the full range of resolutions necessary for film, video and HDTV. In the broadcast production market, Discreet offers its frost* system, a set of modeling, animation and rendering tools for the creation and manipulation of 3D environments, including virtual sets, for broadcast companies. Discreet sells its Advanced Systems worldwide through a direct sales force as well as through high-end, sophisticated distributors.

   Discreet also offers editing and special effects software products, which serve the new media market place. These products run on the Microsoft Windows NT and the Apple Macintosh operating systems. The new media market is characterized by institutional and educational customers, designers, and prosumers (professional consumer). Discreet's desktop or new media software (its "New Media Software") products include its edit* software (formerly D-Vision OnLine) (video editing), its effect* software (formerly Illuminaire Composition) (special effects), its paint* software (formerly Illuminaire Paint) (special effects), and its light* software (also known as Lightscape) (radiosity).

Discreet's New Media Software is primarily used to create, manipulate, and finish computer graphics images, interactive and on-line content. effect* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a very high level of efficiency and interactivity. paint* is a vector-based, object-oriented painting and animation system for the manipulation and enhancement of both multi-frame clips and single-frame graphic images. edit* is a real-time, non-linear, compressed editing software solution that performs compositing, keying and visual effects on the desktop. light* is a 3D rendering solution that uses advanced radiosity techniques to enhance realism and lighting accuracy in 3D environments created for virtual sets, film and video effects, interactive games and architectural design projects.

   In addition to the new media market noted above, Discreet also offers a number of other design software products that are geared towards the Architecture, Engineering, and Construction ("AEC") market; the Mechanical Computer-Aided Design ("CAD") market; and the Personal Solutions Group ("PSG") market. AEC software is used to automate every phase of a building's life cycle-from conceptual design through construction, maintenance, and renovation. The Mechanical CAD market is dedicated to providing mechanical engineers, designers, and drafters with software solutions that are designed to solve their professional design challenges. The PSG market is dedicated to providing tools for professionals, occasional users and consumers who draft, diagram and draw. Prior to the Amalgamation, these were substantially all of ACI's product offerings.

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

Recent Developments

 Sale of Subsidiaries

   On May 3, 1999, Discreet transferred eight of its direct and indirect subsidiaries to Autodesk. These subsidiaries included Bandit Communications, Inc. ("Bandit"), and, as a consequence, Bandit's three subsidiaries Discreet Logic USA, Inc., Discreet Logic Investment Inc., and Discreet Logic Research, Inc., Lightscape Technologies, Inc. ("Lightscape") and, as a consequence, Lightscape's subsidiary Lightscape Graphics, Inc., D-Vision Systems Inc., and Discreet Logic (Desktop) Inc. Discreet's operations continue to include activities related to the operations of the aforementioned subsidiaries which are now owned directly or indirectly by Autodesk, Discreet's ultimate parent company.

Products

   The following table sets forth the Discreet products, their market, the date of first shipment by Discreet, and their platform or operating system.

                                                          Date of First
                                                           Shipment by
               Product                      Market          Discreet    Platform/Operating System
 ----------------------------------- -------------------- ------------- -------------------------
 Advanced Systems
 inferno*........................... Special effects      October 1995   SGI Onyx2/Unix
 flame*............................. Special effects      January 1993   SGI Octane/Unix
 flint*............................. Special effects      December 1993  SGI Octane/Unix
 effect*............................ Special effects      December 1993  SGI O2/Unix
 fire*.............................. Editing              October 1996   SGI Onyx2/Unix
 smoke*............................. Editing              October 1997   SGI Octane/Unix
 frost* (includes product                                                SGI Onyx2 and SGI
  formerly sold as Vapor)........... Broadcast Production October 1995   Octane/Unix
 New Media Software
 effect* (formerly Illuminaire                                           Microsoft NT and Apple
  Composition)...................... Special effects      June 1997      Macintosh
 paint* (formerly Illuminaire                                            Microsoft NT and Apple
  Paint)............................ Special effects      June 1997      Macintosh
 edit* (formerly D-Vision OnLine)... Editing              July 1997      Microsoft NT
 light* (also known as Lightscape).. Radiosity            December 1997  Microsoft NT
 3D Studio MAX...................... Animation            April 1996     Microsoft Windows and NT
 Design Software
 AutoCAD............................ General purpose CAD  May 1983       Microsoft Windows and NT
 Mechanical Desktop................. MCAD                 March 1996     Microsoft Windows and NT

Advanced Systems

   Discreet's systems are designed to be intuitive and easy to use. Discreet's systems provide the speed and operational flexibility demanded by the professional film and video industries. The systems use a consistent interface through which operations are controlled via on-screen menus (which users can organize to fit their preferences) and a pressure-sensitive stylus. Discreet's systems include a sparks* developers kit, which allows customers to integrate their own proprietary software or third party software into Discreet's systems' environments. Discreet's systems also offer comprehensive image input/output ("I/O") functions, allowing image or object data to be captured and exchanged between workstations in a studio environment in a variety of formats. For sites with multiple systems, work generated on other platforms can be imported and placed directly onto Discreet's systems' local disk array for integration into the current production. In addition, Discreet's image files can be transferred among local disk arrays. For example, if a user prepares a production on an effect* system, the user can transfer video or film data to the flame* or inferno* systems or video data to the fire* system, for finishing with the client. The flexible systems architecture can result in different system configurations and enables clients to differentiate themselves from their competitors by allowing them to customize their systems.

 Special Effects Systems

   flame*. flame* is an on-line, resolution-independent, non-linear, uncompressed digital system. The system is used by creative professionals to create, edit and composite special visual effects in an on-line, real-time environment. Easily integrated into a suite environment and possessing the power and features necessary to serve as the core of a fully digital suite, flame* is designed to allow the operator to create desired effects with near instantaneous feedback. A complete flame* system includes the flame* software, an SGI Octane workstation, Discreet Storage and various I/O devices.

   inferno*. inferno* is an on-line, non-linear, resolution-independent, uncompressed digital system providing all the features of flame* with film tools, and increased image resolution and color control for digital film and HDTV work. The system also features tools for grain management, wire and scratch removal and colour calibration. A complete inferno* system includes the inferno* software, an SGI Onyx2 workstation, Discreet Storage and various I/O devices.

   flint*. flint* is a resolution-independent, non-linear, uncompressed digital system used by creative professionals to create, edit and composite special visual effects. flint* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a high level of efficiency and interactivity. A complete flint* system includes the flint* software, an SGI Octane workstation, Discreet Storage (formerly stone*) and various I/O devices.

   effect*. effect* is a resolution-independent, non-linear, uncompressed digital system used by creative professionals to create, edit and composite special visual effects. effect* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a high level of efficiency and interactivity. A complete effect* system includes the effect* software, an SGI O2 workstation, Discreet Storage and various I/O devices.

 Editing Systems

   fire*. fire* is an uncompressed, on-line, non-linear, digital video editing system with special effects capabilities. fire* includes a sophisticated toolset and a gestural, picture-based editing interface, which Discreet believes specifically address the new and expanding requirements needed for on-line finishing. Discreet recently released a resolution independent (including HDTV resolution) fire* system. A complete fire* system includes the fire* software, an SGI Onyx2 workstation, Discreet Storage and various I/O devices.

   smoke*. smoke*, like fire*, is an uncompressed, on-line, non-linear, digital video editing system with more limited special effects capabilities. smoke* uses the same gestural, picture-based editing interface as fire*. The primary difference in the two systems is the greater speed of interactivity and processing of fire* as well as greater special effects capabilities than those of smoke*. A complete smoke* system includes the smoke* software, an SGI Octane workstation, Discreet Storage and various I/O devices.

 Broadcast Production Systems

   frost*. frost* is a computer-based set of modeling, animation and rendering tools for the creation and manipulation of 3D graphics, including virtual sets, for broadcast. Virtual sets are computer generated locales typically used for news, sports and entertainment programming. frost* is designed to operate on the SGI Onyx2 or SGI Octane workstation and allows the user to work completely in real-time or through a combination of real-time and post-produced components.

System Components

 The Workstation

   inferno*, fire*, and frost* run on SGI Onyx2 workstations, typically configured with four or eight processors. flame*, flint*, smoke* and frost* run on the SGI Octane workstation. effect* and frost* run on the SGI O2 workstation. The SGI hardware platforms are scaleable and upgradeable (within the same machine) to fit the price and performance criteria of the customer. Each system can be connected to other Discreet systems and to numerous third party software, systems and devices.

 Storage

   Discreet offers Discreet Storage (formerly stone*), a disk-based storage system for use with its video and high-performance film and HDTV applications, which is targeted at the production, post-production and broadcast markets. Discreet Storage, is designed to allow real-time playback of uncompressed video frames in any order, efficiently store any mix of resolutions and ensure image integrity by remaining operational in the event of disk or power supply failure. A disk array is comprised of a number of disks working co-operatively to handle high speed data flows. flame*, inferno*, fire*, smoke*, flint*, and frost* must be used with Discreet Storage.

 Networking

   Discreet offers Discreet Networking (formerly wire*), a high-performance transport system for digital film and video for use with multiple Discreet Storage disk arrays. Discreet Networking builds on Discreet's disk technology and is designed, if the network provides sufficient bandwidth, to provide real-time CCIR-601 instant access to images located on a disk anywhere within a post-production facility. Discreet Networking can be configured as a centralized or distributed network, or both.

 I/O

   Third party video tape recorders can be controlled with flame*, inferno*, fire*, flint*, effect* and smoke*'s stylus and tablet. I/O edits can be implemented sequentially using the EDL capabilities of the flame*, inferno*, fire* and smoke* systems. Other third party devices, such as film scanners and recorders, can also be used with Discreet systems for HDTV and film transfers.

New Media Software

   Discreet also offers software-only solutions which run on the Windows NT and the Apple Macintosh platforms. These software solutions are part of Discreet's strategy to expand the range of creative professionals served by Discreet and to extend its product line to include other aspects of the content creation process. Discreet's New Media Software is primarily used to create, manipulate, and finish computer graphics images, interactive and on-line content.

Special Effects Software

   effect*. Discreet offers two versions of its effect* software: effect* on the SGI O2 workstation (see above) and effect* on the Apple Macintosh and Microsoft Windows NT operating systems (formerly Illuminaire Composition). effect* is a resolution-independent, non-linear, uncompressed digital system used by creative professionals to create, edit and composite special visual effects. effect* provides 3D video composition, clip animation, and visual effects enabling artists to combine, enhance and modify video frames or sequences of frames with a very high level of efficiency and interactivity. Discreet acquired the Illuminaire product line as part of Discreet's acquisition of substantially all of the assets of Denim Software L.L.C. ("Denim") in June 1997 (the "Denim Acquisition").

   paint* (formerly Illuminaire Paint). paint* is an Apple Macintosh and Microsoft Windows NT-based paint software for effects, interactive content and graphic design creation. paint* is resolution-independent, vector-based, object-oriented painting, rotoscoping, and animation system for the manipulation and enhancement of both multi-frame clips and single-frame graphic images. Discreet acquired the Illuminaire product line as part of the Denim Acquisition.

 Editing Software

   edit* (formerly D-Vision OnLine). edit* is a real-time non-linear, compressed editing software solution which performs compositing, keying and visual effects on the desktop and runs on the Microsoft Windows NT operating system. Discreet acquired edit* as part of the acquisition of all the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision") in July 1997 (the "D-Vision Acquisition").

 Radiosity Software

   light* (also known as Lightscape). light* is a 3D rendering solution that uses advanced radiosity techniques to significantly enhance realism and lighting accuracy in 3D environments created for virtual sets, film and video effects, interactive games and architectural design projects. light* runs on the Microsoft Windows NT operating system. Discreet acquired light* as part of the acquisition of all the outstanding shares of capital stock of Lightscape Technologies, Inc. in December 1997 (the "Lightscape Acquisition").

 Animation Software

   3D Studio MAX. 3D Studio MAX R2 software, which began shipping in the third quarter ended October 31, 1997, is a 3D modeling and animation software package specifically written to take advantage of advanced features offered by the Windows NT operating system. With a real-time interface, multiple-processor support, and 3D graphics acceleration capabilities, 3D Studio MAX delivers workstation-class performance and functionality to PCs.

   The intuitive interface eliminates many of the commonly accepted boundaries between modeling, rendering, and animation, and offers instant feedback; users can see the results of their actions in real time, as they are applied. Shaded views with real-time feedback allow users to visualize natural, real-world environments in which they can directly manipulate objects, regardless of scene complexity. Because 3D Studio MAX software maintains a data history of geometry creation and modification, users can return to and change any step, at any time, without having to redo prior work. 3D Studio MAX is also the only environment that can run Character Studio(R), a powerful character-animation and skinning plug-in software product offered by the ultimate parent company, Autodesk, Inc.

Design Software

   AutoCAD. AutoCAD software is a general-purpose CAD tool used independently and in conjunction with specific applications designed to work with AutoCAD in fields ranging from architecture and mechanical design to plant design and mapping. Professionals utilize AutoCAD for design, modeling, drafting, mapping, rendering, and management tasks. AutoCAD runs on Microsoft Windows 95, Windows 98, and Windows NT for Intel. AutoCAD has historically represented a significant percentage of Autodesk's total revenues.

   The most recent version, AutoCAD 2000 was introduced in March 1999. Built for speed and efficiency, AutoCAD 2000 includes enhancements in areas that most influence productivity, including: precision drawing tools such as AutoSnap, data-sharing features like raster image and reference file clipping, photorealistic rendering, solid fills, and TrueType fonts.

   AutoCAD software's open-system architecture allows users to adapt AutoCAD to unique professional requirements with any of more than 5,000 independently developed add-on applications. Many of these applications are based on ObjectARX technology, a new generation of C++-based application programming interfaces ("APIs"). ObjectARX-based applications utilize AutoCAD software's object-oriented capabilities.

   Mechanical Desktop. Mechanical Desktop software is an integrated software application that unites advanced 2D and 3D mechanical design capabilities for PCs. Mechanical Desktop contains integrated modules for fully parametric feature-based solid modeling, surface modeling, and assembly modeling; 2D design/drafting and bi-directional associative drafting; as well as a built-in Autodesk IGES Translator, which enables users to accurately exchange IGES (Initial Graphics Exchange Specification) data with other systems. Mechanical Desktop Release 3.0, which was released in August 1998, includes numerous performance enhancements. Individual Face Drafting, Parting Line Definition, Part Splitting, Face Splitting, 3D Helical Sweep, 3D Lofting, Feature Suppression, Global Design Variables, Sketch Editing, new Balloon, Bill of Material, and Part List Functionality and Drafting Standards Support, are among the advanced features included in the latest release of Mechanical Desktop software.

Customers

   Discreet's Advanced Systems are sold primarily to film and video production, post-production, and broadcast companies. Discreet's New Media Software products are sold in these markets as well as to institutional and educational customers, designers, and professional consumers. Discreet's Design Software products are sold primarily through resellers to engineers, designers, drafters, and architects.

   In fiscal years 1997, 1998, and 1999, revenues from services provided on behalf of Autodesk accounted for approximately 44%, 38%, and 31% of total revenues. No customer accounted for 10% or more of the Company's total revenues in the two-month period ended March 31, 1999.

Marketing and Sales

   Marketing Strategy. Discreet markets its Advanced Systems products primarily to production and post-production companies in the film, video, and broadcast industries. Discreet's principal marketing strategy has been to create awareness of its systems and software through appearances at major international computer graphics and broadcasting tradeshows, such as NAB, ACM SIGGRAPH (U.S.), International Broadcasters Convention ("IBC") (Europe), INTERBEE (Japan) and Montreaux (Europe). Discreet has supported this marketing strategy with direct-mail advertising and advertisements in trade publications. In addition, Discreet believes that the high quality of computer images generated using its products results in significant industry awareness. With permission from its customers, Discreet creates promotional materials utilizing content created using Discreet's products.

   Discreet markets its New Media Software products primarily through direct mail advertising, advertising in trade publications, seminars and roadshows, as well as at both international and local tradeshows. In addition, Discreet provides co-operative advertising funding to a number of its distributors who locally advertise its products. As Discreet broadens the markets for these products, Discreet intends to expand its marketing efforts accordingly.

   Discreet sells its Design Software products through two primary channels. The first one is through distributors and resellers (value-added resellers or "VARs") who distribute Discreet's products to end users. The second one is the Premier account channel in which Discreet sells directly to the end user under a volume license agreement. These end users have to meet certain volume commitment criteria annually in order to qualify under this program. Authorized resellers play a supporting role in these sales and provide all the post sale support.

   Sales and Distribution. In North America, sales activities are conducted from Discreet's Montreal headquarters, sales offices in Markham, Burnaby, Los Angeles, Chicago and New York and field representatives based in Boston, San Francisco, and Atlanta. In markets outside of North America, sales activities are conducted from sales offices located in the United Kingdom, Spain, France, Germany, Japan, Singapore, India, Hong Kong, and Brazil. Discreet's headquarters and each of its sales offices have sales and demonstration capabilities. Distributors and resellers may sell Advanced Systems products, New Media Software products, or both. Generally, customers purchasing Discreet's products and/or peripherals from the distributors will also purchase the workstation hardware from the distributors. Discreet currently has distribution relationships with over 340 distributors and resellers in over 80 countries. As of April 30, 1999, Discreet employed 66 Advanced Systems, 24 New Media Software, and 20 Design Software sales, sales support and demonstration personnel worldwide.

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

   Discreet's New Media and other design software products are sold through distributors and resellers.

   Reseller Arrangements. Discreet is a master value added reseller ("VAR") of SGI workstations. There are significant risks associated with this reliance on SGI and Discreet may be impacted by the timing of the development and release of products by SGI. In addition, Discreet has faced and may in the future face unforeseen difficulties associated with adapting Discreet's products to future SGI products. In May 1994, Discreet entered into a Value-Added Reseller Agreement with SGI. The agreement grants to Discreet a non-exclusive right to purchase and license certain hardware products from SGI, including the SGI Onyx2, Octane, and O2 workstations for remarketing by Discreet in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased from SGI affects the percentage discount received by Discreet. The agreement is subject to annual renewal in May of each year and may be terminated by SGI for cause. The agreement with SGI has been extended through July 31, 1999 and Discreet has no reason to believe that SGI will not renew such agreement. Discreet also acts as a reseller and systems integrator of certain peripheral devices used in Discreet's systems, including audio and video I/O cards and electronic tablets. Discreet receives discounts for the purchase price of these products. See "--Manufacturing and Suppliers."

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

   The markets for Discreet's systems and software are characterized by evolving industry standards, changing technologies and frequent new product introductions. Discreet believes that its future success will depend in part on its ability to enhance its existing systems and software and to develop and introduce new products and features which meet changing customer requirements and emerging industry standards on a timely basis. In addition, as a master VAR of SGI workstations, Discreet obtains certain advance access to SGI technology, which facilitates its efforts to develop compatible systems and to modify and improve existing products. If Discreet were unable to obtain such advance access, it could have an adverse impact on Discreet's business and results of operations.

   On March 4, 1998, Discreet entered into a Strategic Development Agreement with Intel Corporation to develop a new high-end special effects product. Discreet plans to develop new visual effects software for demanding real-time compositing and image processing functions. The software will be designed to run on multi-processor workstations based on the IA-64 processors and is expected to deliver powerful performance capabilities for the visual effects industry. Intel will provide access to IA-64 technology, aid in optimization of the software, and design components of Merced processor-based workstations to run the software optimally.

Proprietary Rights

   Discreet's success is dependent upon its proprietary technology. Discreet relies principally on unregistered copyrights and trade secrets to protect its intellectual property. Discreet generally seeks to enter into confidentiality agreements with its employees and license agreements with its distributors and to limit access to and distribution of its systems, software, documentation, and other proprietary information. Prior to July 1996, substantially all of Discreet's systems were sold without written license agreements. If Discreet were to engage in litigation with respect to such licenses in order to protect its intellectual property rights to the licensed systems, Discreet's business, financial condition, and results of operations might be seriously harmed as a result of litigation expenses and any judgement unfavorable to Discreet. Discreet licenses its New Media Software products under "shrink-wrap" licenses (i.e., licenses included as part of the product packaging). Shrink-wrap licenses are not negotiated with or signed by individual licensees, and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program, may be unenforceable under the laws of many jurisdictions.

   Discreet uses both software and hardware keys with respect to its systems and software but otherwise does not copy-protect its systems and software. It may be possible for unauthorized third parties to copy Discreet's products or to reverse engineer or obtain and use information that Discreet regards as proprietary. Discreet's competitors may independently develop technologies that are substantially equivalent or superior to Discreet's technologies. In addition, the laws of certain countries in which Discreet's products are or may be distributed do not protect Discreet's products and intellectual property rights to the same extent as the laws of Canada or the United States. As the number of software products in the industry increases and the functionality of these products further overlaps, Discreet believes that software products generally may increasingly become the subject of claims that such software products infringe the rights of others.

   Any claims against Discreet, whether they are with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require Discreet to develop non-infringing technology. If a claim is successful, Discreet may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If Discreet is unable to obtain such license or royalty agreement, Discreet may be unable to market and sell its products. Limitations on Discreet's ability to market and sell its products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm Discreet's business, financial condition and results of operation.

Manufacturing and Suppliers

   Discreet has historically relied on third-party vendors to manufacture and supply all of the hardware components used in Discreet's systems. Manufacturing at Discreet consists of assembly (including disk array assembly), testing, and value added systems integration.

   Discreet's flame*, effect*, inferno*, flint*, fire*, smoke* and frost* software currently run on workstations manufactured by SGI. There are significant risks associated with this reliance on SGI and Discreet may be impacted by the timing of the development and release of products by SGI. In addition, there may be unforeseen difficulties associated with adapting Discreet's products to future SGI products. Discreet is an authorized master VAR of workstations manufactured by SGI. Discreet's agreement with SGI is subject to annual renewal in May of each year and termination by SGI for cause. The agreement with SGI has been extended through July 31, 1999 and Discreet has no reason to believe that SGI will not renew such agreement. In addition, although Discreet has no reason to believe that it will be unable to obtain sufficient quantities of SGI workstations on a timely basis or that its status as a master VAR will be changed, Discreet may not continue to be able to procure such workstations in sufficient quantities on a timely basis or that SGI will continue to recognize Discreet as a master VAR. The success of Discreet also depends, in part, on the continued market acceptance of SGI workstations, in general, and by the professional film and video industries, in particular. Although Discreet intends to continue to evaluate new hardware platforms and may adapt its products as technological advances and market demands dictate, and although Discreet has now entered the market for content creation software which runs on the Apple Macintosh and Windows NT operating systems, Discreet believes that it will continue to derive substantially all of its revenue for the foreseeable future from the sale and maintenance of systems designed to include SGI workstations. As a result, financial, market and other developments adversely affecting SGI or the sales of workstations, the introduction or acquisition by SGI of products which are competitive with those of Discreet, or the unanticipated timing or pricing of SGI products that could cause customers to defer the decision to buy or determine not to buy Discreet's then available products or systems, could have an adverse effect upon Discreet's business and results of operations. As a master VAR, Discreet also obtains certain advance access to SGI technology in order to develop compatible systems and to modify and improve existing products. If Discreet were unable to obtain such advance access, it could have an adverse impact on Discreet's business and results of operations.

   Discreet is dependent on SGI as Discreet's sole source for video I/O cards used in Discreet's systems. Discreet also purchases electronic tablets manufactured by Wacom Technology Corporation and believes that, while alternative suppliers are available, alternative electronic tablets may not be functionally equivalent or be available on a timely basis or on similar terms. Discreet generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. Discreet has experienced quality control problems and supply shortages for sole source components in the past and Discreet may experience significant quality control problems or supply shortages for these components in the future. Discreet does not maintain an extensive inventory of these components, and an interruption in supply could have a material adverse effect on Discreet's business and results of operations. Because of Discreet's reliance on these vendors, Discreet may also be subject to increases in component costs, which could adversely affect Discreet's business and results of operations.

Competition

   The market in which Discreet competes is characterized by intense competition. In the high-end of the special effects market, Discreet's flame* system competes with Quantel Limited's ("Quantel") Henry product. In certain applications in the non-real-time segment of the market, Discreet's effect* on the SGI O2 workstation competes with Avid Technology, Inc.'s ("Avid") Illusion product. Discreet's inferno* system competes with Quantel's Domino product. Discreet's fire* and smoke* systems competes with Quantel's Editbox product and Sony Corporation's ("Sony") range of proprietary editing equipment. In addition, the products gained from the Denim Acquisition and the D-Vision Acquisition compete with Adobe Systems Incorporated's ("Adobe") special effects products and Avid's and Media 100 Inc.'s ("Media 100") range of editing products. Discreet's other design software products compete with companies such as Bentley Systems, Inc.; Computervision Corporation (a subsidiary of Parametric Technology Corporation); CADAM Systems Company, Inc.; Diehl Graphsoft, Inc.; EaglePoint Software; International Microcomputer Software, Inc.; Intergraph Corporation; Nemetschek Systems, Inc.; Visio Corporation; Visionary Design Systems; Hewlett-

Packard Corporation; Parametric Technology Corporation; Structural Dynamics Research Corporation; Unigraphics; Dassault Systemes ("Dassault"); SolidWorks Corporation (a subsidiary of Dassault); Baystate Technologies, Inc.; think3; Macromedia, Inc.; Silicon Graphics, Inc.; Micrografx Inc.; and others. Many of Discreet's current and prospective competitors, including Quantel, Avid, Sony, and Adobe, have greater financial, technical, manufacturing and marketing resources than Discreet. Moreover, these companies may introduce additional products that are competitive with those of Discreet, and Discreet's products may not compete effectively with such products. In addition, as personal computers become more powerful, software suppliers may be able to introduce products for personal computers that would be competitive with Discreet's products in terms of performance and price for professional users.

   Discreet believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by Discreet and its competitors, product performance and price, distribution and customer support. Discreet may not be able to compete successfully with respect to these factors. Although Discreet believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by Discreet in research and development, sales and marketing and customer service and support. Discreet may not have sufficient resources to make such investments or Discreet may not be able to make the technological advances necessary to maintain such competitive advantages. In addition, as Discreet enters new markets, distribution channels, technical requirements, and levels and bases of competition may be different from those in Discreet's current markets. As a result, Discreet may not be able to compete favorably in these markets. Furthermore, competitive pressures or other factors, including Discreet's entry into new markets, may result in significant price erosion that could have a material adverse effect on Discreet's business, financial condition, and results of operations.

Employees

   As of April 30, 1999, Discreet had 454 full-time employees. Of such employees, 162 were employed in research and development, 90 in sales, 26 in marketing, 84 in customer support, 13 in manufacturing, 53 in administration and finance, and 26 in the Canadian operations of Autodesk. Discreet believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development and marketing of Discreet's Advanced Systems New Media, and other design software requires knowledge of film and video production and post-production, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of Discreet to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on Discreet's business and results of operations. Discreet's employees are not represented by a labor union, and Discreet considers its employee relations to be good. In addition, the Company may experience increased compensation costs to attract and retain skilled personnel.

ITEM 2. PROPERTIES

   Discreet's headquarters and offices related to product development, domestic marketing and sales, and production are located in leased office space in Montreal, Canada. The Company also leases office space in various locations throughout Canada for local sales, development, and technical support personnel.

   Discreet's foreign subsidiaries lease office space for their operations. In August 1995, Old Discreet purchased an approximately 10,000 square foot office building in London, England for use as a sales facility for approximately (Pounds)1,148,000 (or approximately $1,858,000). In the eleven-month period ended June 30, 1997, the carrying value of the London building was written down to its estimated fair market value and the building was classified as assets held for resale. In May 1999, Discreet sold the London building for net proceeds of (Pounds)2,946,000 (or approximately $4,770,000) recognizing a gain of (Pounds)319,000 (or approximately $516,000).

   Discreet believes that its existing facilities and offices are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   On June 2, 1998, Old Discreet was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)) (the "U.S. District Court"). On July 17, 1998, the Company, which succeeded Old Discreet as the defendant in the Action filed a motion to dismiss the Action in its entirety. On May 28, 1999, the U.S. District Court entered an order dismissing the Action without prejudice based on plaintiff's request for voluntary dismissal. Though the Company intends to contest this case vigorously if plaintiff files a new complaint against the Company, the ultimate outcome of the case cannot be predicted at this time.

   On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled [Jerry Krim, on Behalf of Himself and All Others Similarly Situated, v. Discreet Logic Inc., et al.,] case No. 174792 (the "Krim Complaint"). The lawsuit names as defendants Old Discreet, Old Discreet's directors and certain unidentified "John Does." The Krim Complaint alleged that the defendants breached their fiduciary duties to Old Discreet's shareholders in connection with the Acquisition. The Krim Complaint asked the court to enjoin the consummation of the Acquisition or, alternatively, sought to rescind the Acquisition or an award of unspecified damages from the defendants in the event the Acquisition were consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

   On September 29, 1998, a second complaint was filed in the Marin County, California, Superior Court (the "Superior Court"), entitled William Clark, et al. v. Discreet Logic Inc., et al., case No. 175037 (the "Clark Complaint"). The Clark Complaint was substantially similar to the Krim Complaint and named as defendants the Company, certain of the Company's directors and certain unidentified "John Does." The Clark Complaint alleged that the defendants breached their fiduciary duties to Old Discreet's shareholders in connection with the Acquisition. The Clark Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

   On December 2, 1998, the Superior Court entered an order consolidating the Clark and Krim actions. On December 11, 1998, the Superior Court entered an order on Old Discreet's October 26, 1998 motions to dismiss. The order dismissed both the Krim and the Clark Complaints as against Old Discreet for failing to state a claim against Old Discreet. The Superior Court's order granted plaintiffs a 30-day leave to replead their complaints. On January 11, 1999, plaintiffs filed a consolidated amended complaint with the Superior Court (the "Amended Complaint") which asserts the same breach of fiduciary duty cause of action against Old Discreet, certain of the Old Discreet's directors and certain unidentified "John Does," and seeks the same relief.

   On April, 9, 1999, the Superior Court entered an order denying Old Discreet's and certain of the individual defendants' motions to dismiss the Amended Complaint on the grounds of inconvenient forum and certain of the individual defendants' motions to dismiss for lack of personal jurisdiction. On April, 16, 1999, the Company, which succeeded Old Discreet as a defendant in the action filed a demurrer (a motion to dismiss the Amended Complaint) for failure to state a claim as against Old Discreet. On April 26, 1999, certain of the individual defendants filed a petition for writ of mandate with the California Court of Appeal (the "Court of Appeal"), appealing the Superior Court's April 9, 1999 order as to them. On May 26, 1999, the Court of Appeal issued an Alternative Writ of Mandate, directing the Superior Court, by June 30, 1999, to reverse its April 9, 1999 denial of certain of the individual defendants' motions to dismiss on personal jurisdiction grounds or show cause why it has not done so. On June 16, 1999, the Superior Court entered an order sustaining the Company's demurrer to the Amended Complaint, dismissing the Company from the action without leave to amend. On June 18, 1999, the Superior Court entered an order reversing the April 9, 1999 order and granting certain of the individual defendants' motions to dismiss for lack of personal jurisdiction.

   The Company believes the claims asserted in the Amended Complaint are without merit and intends to vigorously contest them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the period from March 16, 1999 to March 31, 1999, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market information

   There is no established public trading market for any of Discreet's outstanding equity securities.

Dividends

   To date, Discreet has not declared or paid dividends on its capital stock.

Record Holders

   As of June 28, 1999, the approximate number of record holders of each class of common equity of Discreet was as follows:

   Class of Common Equity                                      Number of Holders
   ----------------------                                      -----------------
   Class A voting common shares, no par value.................          1
   Class E voting common shares, no par value.................          1
   Class F non-voting common shares, no par value.............          1

   In addition, as of June 28, 1999, there were 20 record holders of Exchangeable Shares, which are non-voting shares with a par value of $15.08 per share. Each Exchangeable Share may be exchanged for one share of Autodesk Common Stock.

Recent Sales of Unregistered Securities

   On or immediately after the Amalgamation, Discreet issued and sold 100 of its Class A voting common shares, no par value, to Dutchco in exchange for all 100 issued and outstanding shares of Amalgamation Sub.

   On or immediately after the Amalgamation, Discreet issued and sold 100 of its Class C non-voting preferred shares, no par value, to ACI in exchange for all 100 issued and outstanding shares of Autodesk Quebec.

   Immediately after the Acquisition and pursuant to pre-existing binding obligations, Discreet issued 150,000 Class D non-voting preferred shares, no par value, in payment of a portion of the fees incurred by a predecessor of Discreet in connection with the Acquisition. 112,500 of such shares were issued to Piper Jaffray Inc., financial advisor to Autodesk and ACI in connection with the Acquisition, and the remaining 37,500 shares were issued to Aird & Berlis, Canadian legal counsel to Autodesk, Dutchco and ACI.

   The offers, sales and issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with Discreet, to information about Discreet.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data presents certain financial highlights of Discreet. This financial information has been summarized from Discreet's consolidated financial statements prepared under the basis of presentation as described in Notes 1 and 2 of those statements.

                               Two months         Year ended January 31,
                                 ended      -----------------------------------
                             March 31, 1999  1999    1998   1997   1996   1995
                             -------------- ------- ------ ------ ------ ------
                              (In thousands, except share and per share data)
For the Period
  Total revenues............  $    10,195   $11,419 $8,951 $7,524 $7,545 $5,986
  Income from operations....        2,024     1,469  1,416    619    752    506
  Net income................        1,104       751    685    261    381    276
At Period End
  Total assets..............      120,507     4,730  3,831  1,776  1,390  1,387
  Long-term liabilities.....        2,097       --     --     --     --     --
Common Stock Data
  Basic net income per
   share....................  $      0.09   $   751 $  685 $  261 $  381 $  276
  Diluted net income per
   share....................  $      0.09   $   751 $  685 $  261 $  381 $  276
  Shares used in computing
   basic net income per
   share....................   12,917,166         1      1      1      1      1
  Shares used in computing
   diluted net income per
   share....................   12,917,166         1      1      1      1      1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained herein relative to markets for Discreet's products and trends in revenues, as well as other statements including such words as "anticipate," "believe," "plan," "estimate," "expect," "goal," and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks, and Discreet's actual results could differ materially from those set forth in the forward-looking statements.

General

   On March 16, 1999, pursuant to the Acquisition Agreement, by and among Autodesk, Dutchco, Amalgamation Sub, Autodesk Quebec, ACI and Old Discreet, Dutchco acquired all voting shares of Discreet by way of the Acquisition. As a result of the Acquisition, Discreet became an indirect subsidiary of Autodesk. Shortly prior to the Amalgamation (pursuant to which Old Discreet, Amalgamation Sub and Autodesk Quebec were amalgamated to form Discreet), substantially all of the assets of ACI were assigned to Autodesk Quebec. Upon the Amalgamation, such assets were assumed by Discreet. Discreet adopted a fiscal year end of March 31st.


   The financial statements included in this report include the consolidated results of operations, financial position, and cash flows of ACI for the years ended January 31, 1997, 1998 and 1999. For the two-month period ended March 31, 1999, the financial statements include the consolidated results of operations of ACI for the period from February 1st until the Amalgamation on March 16, 1999 and the results of operations of Old Discreet, Autodesk Quebec and Amalgamation Sub for the period after the Amalgamation, of these entities under common control, from March 16, 1999 through March 31, 1999. As a result, changes in operations from January 31, 1999 through March 31, 1999 are largely a result of adding the results of operations of Old

Discreet, which were not included in the January 31, 1999, 1998, or 1997 amounts. Consequently, the results of the two months ended March 31, 1999 are not comparable to any of the preceding periods reported. The related balance sheets as of March 31, 1999 include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of March 31, 1999.


Results of Operations

   The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

                                                    Two months   Year ended
                                                      ended     January 31,
                                                    March 31,  ----------------
                                                       1999    1999  1998  1997
                                                    ---------- ----  ----  ----
  Product revenues.................................     95%     69%   62%   56%
  Service revenues.................................      5      31    38    44
                                                       ---     ---   ---   ---
    Total revenues.................................    100     100   100   100
                                                       ---     ---   ---   ---
  Cost of product revenues.........................     47      57    49    47
  Cost of service revenues.........................      4      28    34    40
                                                       ---     ---   ---   ---
    Total cost of revenues.........................     51      85    83    87
                                                       ---     ---   ---   ---
  Sales and marketing..............................     19       2     1     5
  Research and development.........................      5     --    --    --
  General and administrative.......................      5     --    --    --
                                                       ---     ---   ---   ---
    Total operating expenses.......................     29       2     1     5
                                                       ---     ---   ---   ---
    Operating income...............................     20      13    16     8
  Other income (expense)...........................     (3)    --     (1)  --
                                                       ---     ---   ---   ---
    Income before income taxes.....................     17      13    15     8
  Provision for income taxes.......................      6       6     7     5
                                                       ---     ---   ---   ---
    Net income.....................................     11%      7%    8%    3%
                                                       ===     ===   ===   ===

Year ended January 31, 1999 compared to year ended January 31, 1998 and year ended January 31, 1998 compared to year ended January 31, 1997

 Product revenues

   Discreet's product revenues for the year ended January 31, 1999 were $7,876 thousand, which represented a 41 percent increase from the year ended January 31, 1998 product revenues of $5,587 thousand. The increased revenues resulted primarily from increased license revenues from new and upgrade product offerings from the Company's market groups. Product revenues in the year ended January 31, 1998 increased 32 percent from the $4,245 thousand posted in the year ended January 31, 1997, primarily due to higher sales of AutoCAD software and significant growth in ACI's market group revenues.

 Service Revenues

   The Company provides services on behalf of Autodesk, its ultimate parent company. These services are charged back under a cost-plus arrangement and recognized as revenues. For the year ended January 31, 1999 service revenues were $3,543 thousand, which represented an increase of 5 percent from the year ended January 31, 1998 service revenues of $3,364 thousand. The increase is largely due to increases in advertising and promotional services provided related to the launch of certain new and enhanced products introduced by the Company during the year ended January 31, 1999. Service revenues increased slightly from $3,279 thousand in fiscal year 1997 to $3,364 thousand in the year ended January 31, 1998 (an increase of 3 percent).

 Cost of product revenues

   Cost of product revenues are based on an inter-company transfer price with Autodesk. This transfer price has been unchanged from 1997 to 1999. When expressed as a percentage of product revenues, cost of product revenues increased approximately 4 percent in the year ended January 31, 1999 as compared to the year ended January 31, 1998 and decreased approximately 5 percent in the year ended January 31, 1998 from the year ended January 31, 1997. These fluctuations in cost of revenues are a result of price changes on the associated product sales.

 Cost of service revenues

   Cost of service revenues represent the cost of services provided on behalf of Autodesk. When expressed as a percentage of service revenues, cost of service revenues has remained constant at 91% of service revenues from 1997 to 1999.

 Sales and marketing

   Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's marketing, sales, dealer training, and support personnel. These expenses also include programs aimed at increasing revenues, such as advertising, trade shows, and expositions, as well as various sales and promotional programs designed for specific sales channels and end users. When expressed as a percentage of total revenues, sales and marketing expenses increased from 1 percent in fiscal year 1998 to 2 percent in the year ended January 31, 1999. The increase in spending was largely due to higher employee costs and increases in advertising and promotional costs associated with the launch of certain new and enhanced products introduced by the Company's market groups during the year ended January 31, 1999. For the year ended January 31, 1998 sales and marketing expenses decreased 4 percent over the year ended January 31, 1997 expenses. The Company expects to continue to invest in sales and marketing of its products, to develop market opportunities, and to promote the Company's competitive position. Accordingly, the Company expects sales and marketing expenses to continue to be significant, both in absolute dollars and as a percentage of net revenues.

 Provision for income taxes

   The Company's effective income tax rate was 47.8 percent in fiscal year 1999 compared to 49.1 percent and 58.2 percent in fiscal years 1998 and 1997, respectively. The decrease in the effective income tax rates in fiscal years 1999 and 1998 compared to fiscal year 1997 was due to the decrease of items deducted for accounting purposes but not benefitted for tax purposes, in comparison to the increase in the Company's total revenues and expenditures. See Note 11 to the consolidated financial statements for an analysis of the differences between the Canadian federal statutory and effective income tax rates.

 Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2001. The Company does not expect the adoption of this standard to have a material effect on its consolidated operating results or financial position.

   In June 1998, the Financial Accounting Standards Board "FASB" issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending March 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its consolidated operating results or financial position.

 Year 2000

   The Company has made preliminary assessments of its products and information systems and has determined that they are Year 2000 compliant, or that only a limited effort will be required to achieve compliance. Discreet is currently proceeding with detailed reviews of every application used. It is expected that some will have to be upgraded to Year 2000 compliant applications. Some Discreet products run on platforms, or work with peripherals that are currently not Year 2000 compliant. Accordingly, it is expected that some customers may experience some difficulties related to non Discreet products, which may affect the performance of Discreet products and, therefore, lead to an unusually high number of calls to the Company's technical support department. Discreet anticipates that the costs related to the detailed assessments, application upgrades, and responding to the increased volume of support calls will not be material to its results of operations, liquidity and capital resources. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that the potential problems described above, related to the platforms and peripherals on and with which Discreet's products operate, will be resolved in a timely manner, and that the Company will not experience significant costs or delays in developing versions of its products that are compatible with Year 2000 compliant versions of these platforms and peripherals.

Liquidity and Capital Resources

   Cash totaled $2,943 thousand at January 31, 1999, compared to $1,640 thousand at January 31, 1998. The $1,303 thousand increase in cash was due primarily to cash generated from operations ($1,418 thousand). This increase was offset by cash used to purchase fixed assets ($43 thousand) and the effect of exchange rate changes on cash ($73 thousand).

   The Company's principal commitments at March 31, 1999, consisted of obligations under operating leases for facilities. For additional information, see Note 12 to the consolidated financial statements. The Company believes that its existing cash, and cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-50 and S-1 through S-4, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Occupations of Directors and Executive Officers

   The following table sets forth the directors and the executive officers of Discreet, their ages and the positions currently held by each such person with Discreet.

                    Name                Age               Position
                    ----                ---               --------
      Eric B. Herr.....................  51        Director and President
      Steve Cakebread..................  47 Director and Chief Financial Officer
      Marcia K. Sterling...............  55        Director and Secretary

   These directors and executive officers have held office since the Amalgamation. The directors, subject to the provisions of the Quebec Act, will manage the business and affairs of the Company.

   Eric B. Herr has been a director and the President of Discreet since the Amalgamation. In addition, he has been Autodesk's President and Chief Operating Officer since September 1996, having also served as the Acting Vice President, AEC Market Group, from September 1996 through March 1997. Mr. Herr served as the Chief Financial Officer from the time he joined Autodesk in May 1992 until September 1996. From December 1992 through January 1995, Mr. Herr served as Vice President, Emerging Businesses. From January 1995 to May 1995, Mr. Herr served as Vice President, Finance and Administration.

   Steve Cakebread has been a director and the Chief Financial Officer of Discreet since the Amalgamation. Mr. Cakebread joined Autodesk in April 1997 as Vice President and Chief Financial Officer. From April 1993 through March 1997, he served as Vice President, Finance World Trade Corporation at Silicon Graphics. He held various finance and general management positions at Hewlett-Packard from January 1972 through March 1993.

   Marcia K. Sterling has been a director and the Secretary of Discreet since the Amalgamation. She joined Autodesk in October 1995 as Vice President, Business Development and General Counsel. From September 1982 to October 1995, she practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, where she was a member.

ITEM 11. EXECUTIVE COMPENSATION

Compensation and Other Information Concerning Directors and Officers

 Executive Compensation Summary

   Discreet's directors and officers are not compensated for their services to the Company.

 Option Grants in Last Fiscal Year / Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

   No Discreet stock options have been granted to and/or exercised by any directors or officers.

Employment Agreements and Severance Arrangements

   There are no employment agreements or severance arrangements with any of the executive officers or directors of Discreet.

Compensation Committee Interlocks and Insider Participation

   Discreet does not have a compensation committee.

Compensation of Directors

   The directors of Discreet do not receive compensation for their service as members of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management of Discreet

   Autodesk Development B.V., a Netherlands corporation and indirect wholly-owned subsidiary of Autodesk, is the sole beneficial owner of the voting securities, no par value, of Discreet, which shares are not publicly traded.

   None of the executive officers or directors of Discreet beneficially owns any Discreet equity securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In fiscal years 1997, 1998, and 1999, revenues from services provided on behalf of Autodesk accounted for approximately 44%, 38%, and 31% of total revenues.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Report:

  1. Financial Statements of Discreet Logic Inc. and Subsidiaries:

       Consolidated Statements of Operations--Years Ended January 31, 1997, 1998, and 1999, and the two months ended March 31, 1999

       Consolidated Balance Sheets--January 31, 1998, 1999 and March 31,
       1999

       Consolidated Statements of Cash Flows--Years Ended January 31, 1997, 1998, and 1999, and the two months ended March 31, 1999

       Consolidated Statement of Shareholders' Equity--Years Ended January 31, 1997, 1998 and 1999 and the two months ended March 31, 1999

       Notes to Consolidated Financial Statements

       Report of Arthur Andersen & Cie., Independent Public Accountants

  2. Financial Statement Schedule: The following financial statement schedule of Discreet Logic, Inc., for the years ended January 31, 1997, 1998, and 1999, and the two months ended March 31, 1999, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Discreet Logic, Inc.

       Schedule II--Valuation and Qualifying Accounts....................... S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  3. Financial Statements of Discreet Logic, Inc. and Subsidiaries (Old
     Discreet)

       Consolidated Statements of Operations--Eleven months ended June 30, 1997, year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999

       Consolidated Balance Sheets--June 30, 1998 and March 16, 1999

       Consolidated Statements of Cash Flows--Eleven months ended June 30, 1997, year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999

       Consolidated Statement of Shareholders' Equity--Eleven months ended June 30, 1997, year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999

       Notes to Consolidated Financial Statements

       Report of Arthur Andersen & Cie., Independent Public Accountants

  4. Financial Statement Schedule: The following financial statement schedule of Discreet Logic, Inc. ("Old Discreet") and subsidiaries, for the fiscal years ended June 30, 1997, 1998, and the period from July 1, 1998 to March 16, 1999.

       Schedule II--Valuation and Qualifying Accounts....................... S-4

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


  5. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

 Exhibit No.                             Description
 -----------                             -----------
   2.1 (1)   Second Amended and Restated Agreement and Plan of Acquisition and
             Amalgamation by and among Autodesk, Inc., Autodesk Development
             B.V., 9066-9771 Quebec Inc., Autodesk Canada Inc., 9066-9854
             Quebec Inc. and Discreet Logic Inc., dated as of November 18,
             1998, as amended on December 18, 1998 and January 18, 1999.
   2.2 (1)   Second Amended and Restated Amalgamation Agreement by and among
             Discreet Logic Inc., 9066-9854 Quebec Inc., 9066-9771 Quebec Inc.
             and Autodesk, Inc. dated as of January 18, 1999.
   3.1 (2)   Articles of Amalgamation filed with the Inspector General of
             Financial Institutions of the Province of Quebec pursuant to
             Section 123.118 of the Companies Act of Quebec.
   3.4       Bylaws of Registrant.
   9.1       Voting and Exchange Trust Agreement dated March 16, 1999 among
             Autodesk, Inc., the Registrant, Autodesk Development B.V., and
             Montreal Trust Company of Canada.
  10.1       Support Agreement by and among Autodesk, Inc., Autodesk
             Development B.V. and the Registrant dated as of March 16, 1999.
  10.8(3)    Silicon Graphics, Inc. Value-Added Reseller Agreement, dated May
             9, 1994, by and between the Company and Silicon Graphics, Inc.


  10.16(3)   Letter Agreement of Amendment, dated July 22, 1997, by and between
             Old Discreet Logic Inc. and Banque Nationale de Paris (Canada).
  10.19(3)   Land Transfer Agreement, dated August 25, 1995, by and between Old
             Discreet and Safeland PLC.
  10.30 Silicon Graphics, Inc. Value-Added Reseller Agreement Extension dated June 16, 1999, by and between the Registrant and Silicon
             Graphics, Inc.
  21.1       Subsidiaries of the Registrant.

 Exhibit No.                             Description
 -----------                             -----------

    24.1 Power of Attorney (included on the signature page of this Report on Form 10-K).

    27.1     Financial Data Schedule.

    27.2     Financial Data Schedule.

    (1) Incorporated by reference to the appendix filed with Autodesk, Inc.'s Discreet Logic Inc.'s, 9066-9771 Quebec Inc.'s and 9066-
             9854 Quebec Inc.'s Joint Proxy Statement/Prospectus on Form S-4 filed on September 30, 1998, as amended on November 13, 1998,
             November 25, 1998 and February 5, 1999 (Registration No. 333-
             9771).

    (2) Incorporated by reference to the exhibit filed with Autodesk, Inc.'s Current Report on Form 8-K filed on March 31, 1999 (File
             No. 000-14338).

    (3)      Incorporated by reference to the exhibit filed with Discreet Logic
             Inc.'s Annual Report on Form 10-K for the fiscal year ended June
             30, 1998 filed on September 28, 1998, as amended on October 29,
             1998 and February 4, 1999 (File No. 000-26100).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Discreet Logic Inc.

                                                    /s/ Eric B. Herr
                                          By:__________________________________
                                                       Eric B. Herr
                                                  President and Director

   Dated: June 28, 1999

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that Eric B. Herr and Steve Cakebread, whose signatures appear below, constitute and appoint Marcia K. Sterling as their attorney-in-fact, with the power of substitution, for them in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ Eric B. Herr             President and Director           June 28, 1999
____________________________________ (Principal Executive Officer)
           Eric B. Herr

       /s/ Steve Cakebread           Chief Financial Officer and      June 28, 1999
____________________________________ Director
         Steve Cakebread             (Principal Financial and
                                     Accounting Officer)

     /s/ Marcia K. Sterling          Secretary and Director           June 28, 1999
____________________________________
        Marcia K. Sterling

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

   We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries (See Note 1 to the Consolidated Financial Statements) as at January 31, 1998 and 1999 and March 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows, for the years ended January 31, 1997, 1998 and 1999 and for the two-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discreet Logic Inc. and subsidiaries as at January 31, 1998 and 1999, and March 31, 1999, and the results of their operations and their cash flows for the years ended January 31, 1997, 1998 and 1999, and for the two-month period ended March 31, 1999, in accordance with generally accepted accounting principles in the United States of America.

                                          ARTHUR ANDERSEN & CIE
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
June 23, 1999

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (amounts in thousands of U.S. Dollars, except share data)

                                             January 31, January 31, March 31,
                                                1998        1999       1999
                   ASSETS                    ----------- ----------- ---------
Current Assets:
  Cash and cash equivalents.................   $ 1,640     $ 2,943   $  52,616
  Accounts receivable (less reserves for
   uncollectible accounts of $41, $99, and
   $3,484, respectively)....................       830       1,291      13,737
  Related party receivable..................     1,338         435         977
  Inventory--
     Resale.................................       --          --        8,512
     Demonstration..........................       --          --        6,895
  Income taxes receivable...................       --          --          418
  Other current assets......................         2           2       6,138
                                               -------     -------   ---------
                                                 3,810       4,671      89,293
Property and equipment--less accumulated
 depreciation and amortization..............        21          31       8,682
Deferred income taxes.......................       --           28         728
Other assets................................       --          --       17,554
Assets held for resale......................       --          --        4,250
                                               -------     -------   ---------
                                               $ 3,831     $ 4,730   $ 120,507
                                               =======     =======   =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit...........   $   --      $   --    $   1,847
  Accounts payable..........................       279         410      22,445
  Related party payable.....................       977         841       2,099
  Accrued expenses..........................       299         383      11,795
  Deferred revenue..........................       169         441       7,866
  Customer deposits.........................       --          --          309
  Income taxes payable......................       327         198       3,228
                                               -------     -------   ---------
                                                 2,051       2,273      49,589
                                               -------     -------   ---------
Deferred income taxes.......................       --          --        2,097
                                               -------     -------   ---------
Commitments and Contingencies (Notes 5, 12,
 and 14)
Shareholders' Equity:
  Preferred shares--
   Class C: no par value; authorized-
    unlimited; issued and outstanding-0, 0,
    100 shares, respectively................       --          --            1
   Class D: no par value; authorized-150,000
    shares; issued and outstanding-0, 0,
    150,000 shares, respectively............       --          --           71
                                               -------     -------   ---------
                                                   --          --           72
                                               -------     -------   ---------
  Common shares--
   Class A: no par value; authorized-
    unlimited; issued and outstanding-0, 0,
    and 100 shares, respectively............       --          --            1
   Class B: no par value; authorized-
    unlimited; issued and outstanding-0, 0,
    and 0 shares, respectively..............       --          --          --
   Class E: no par value; authorized-
    unlimited; issued and outstanding-0, 0,
    and 24,496,905 shares, respectively.....       --          --       82,540
   Class F: no par value; authorized-
    unlimited; issued and outstanding-0, 0,
    and 24,496,905 shares, respectively.....       --          --            1
   Exchangeable: $15.08 per share par value;
    authorized-unlimited; issued and
    outstanding-0, 0, and 1,813,604 shares,
    respectively............................       --          --       27,349
   Common shares--no par value; authorized-
    unlimited; issued and outstanding-1, 1
    and 0 shares, respectively..............         3           3         --
                                               -------     -------   ---------
                                                     3           3     109,891
                                               -------     -------   ---------
  Total Capital Stock.......................         3           3     109,963
                                               -------     -------   ---------
  Retained earnings (deficit)...............     1,897       2,648     (35,466)
  Deferred compensation.....................       --          --         (403)
  Accumulated other comprehensive loss......      (120)       (194)     (5,273)
                                               -------     -------   ---------
     Total shareholders' equity.............     1,780       2,457      68,821
                                               -------     -------   ---------
                                               $ 3,831     $ 4,730   $ 120,507
                                               =======     =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (amounts in thousands of U.S. Dollars except share and per share data)

                                                                              Two Months
                            Year Ended       Year Ended       Year Ended        Ended
                         January 31, 1997 January 31, 1998 January 31, 1999 March 31, 1999
                         ---------------- ---------------- ---------------- --------------
Product Revenues........      $4,245           $5,587          $ 7,876       $     9,711
Service Revenues........       3,279            3,364            3,543               484
                              ------           ------          -------       -----------
  Total revenues........       7,524            8,951           11,419            10,195
                              ------           ------          -------       -----------
Cost of product
 revenues...............       3,537            4,351            6,475             4,749
Cost of service
 revenues...............       2,981            3,058            3,221               440
                              ------           ------          -------       -----------
  Total cost of
   revenues.............       6,518            7,409            9,696             5,189
                              ------           ------          -------       -----------
    Gross margin........       1,006            1,542            1,723             5,006
                              ------           ------          -------       -----------
Operating expenses:
  Research and
   development, net of
   tax credits of $0,
   $0, $0, and $61,
   respectively.........         --               --               --                502
  Sales and marketing...         387              126              254             1,949
  General and
   administrative.......         --               --               --                531
                              ------           ------          -------       -----------
    Total operating
     expenses...........         387              126              254             2,982
                              ------           ------          -------       -----------
    Operating income....         619            1,416            1,469             2,024
                              ------           ------          -------       -----------
Other income (expense):
  Interest income
   (expense)............         --                38               50               (51)
  Foreign currency
   exchange gain
   (loss)...............           6             (108)             (81)             (233)
                              ------           ------          -------       -----------
    Total other income
     (expense)..........           6              (70)             (31)             (284)
                              ------           ------          -------       -----------
  Income before income
   taxes................         625            1,346            1,438             1,740
Provision for income
 taxes..................         364              661              687               636
                              ------           ------          -------       -----------
  Net income............      $  261           $  685          $   751       $     1,104
                              ======           ======          =======       ===========
Earnings per share:
    Basic...............      $  261           $  685          $   751       $      0.09
                              ======           ======          =======       ===========
    Diluted.............      $  261           $  685          $   751       $      0.09
                              ======           ======          =======       ===========
Weighted average common
 shares outstanding:
  Basic.................           1                1                1        12,917,166
                              ======           ======          =======       ===========
  Diluted...............           1                1                1        12,917,166
                              ======           ======          =======       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (amounts in thousands of U.S. Dollars)

                             Year Ended  Year Ended  Year Ended   Two months
                             January 31, January 31,  January   ended March 31,
                                1997        1998      31, 1999       1999
                             ----------- ----------- ---------- ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income.................   $   261     $   685    $   751      $  1,104
 Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities--
  Depreciation and
   amortization.............       116          58         32           917
  Deferred income taxes.....       --          --         (28)          128
  Net gain on property and
   equipment sales and
   disposals................       --          --          (1)          --
  Compensation expense
   relate to stock options..       --          --         --             25
  Changes in assets and
   liabilities--
   Accounts receivable......    (1,319)      1,375       (461)       (1,273)
   Intercompany receivable..       749      (2,087)       903          (542)
   Inventory................       --          --         --           (144)
   Income taxes receivable..       --          --         --            (40)
   Other current assets.....       (10)         10        --            367
   Borrowings under line of
    credit..................       --          --         --              1
   Accounts payable.........        20          99        131           100
   Intercompany payable.....       245         705       (136)        1,260
   Accrued expenses.........       (33)        172         84           509
   Deferred revenue.........       --          169        272          (712)
   Customer deposits........       --          --         --            (45)
   Income taxes payable.....      (179)        377       (129)          273
                               -------     -------    -------      --------
    Net cash provided by
     (used in) operating
     activities.............      (150)      1,563      1,418         1,928
                               -------     -------    -------      --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment.................       (20)         (9)       (43)         (244)
 Proceeds from property and
  equipment sales and
  disposals.................         4           5          1           --
                               -------     -------    -------      --------
    Net cash used in
     investing activities...       (16)         (4)       (42)         (244)
                               -------     -------    -------      --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  common shares, net of
  issuance costs............       --          --         --             72
                               -------     -------    -------      --------
    Net cash provided by
     financing activities...       --          --         --             72
                               -------     -------    -------      --------
Foreign exchange effect on
 cash.......................        70        (149)       (73)         (119)
                               -------     -------    -------      --------
Increase (decrease) in cash
 and cash equivalents.......       (96)      1,410      1,303         1,637
Cash and cash equivalents,
 beginning of year..........       326         230      1,640         2,943
Discreet cash and cash
 equivalents, March 16,
 1999.......................                                         48,036
                               -------     -------    -------      --------
Cash and cash equivalents,
 end of year................   $   230     $ 1,640    $ 2,943      $ 52,616
                               =======     =======    =======      ========
Supplemental disclosure of
 cash flow information:
  Income taxes paid.........   $   492     $   428    $   828      $     52
                               =======     =======    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (amounts in thousands of U.S. Dollars)

                                                                                                Accumulated
                          Common Stock                  Accumulated                                Other         Total
                     -----------------------  Preferred  Earnings     Deferred   Comprehensive Comprehensive Shareholders'
                        Shares      Amount      Stock    (Deficit)  Compensation    Income     Income (loss)    Equity
                     ------------  ---------  --------- ----------- ------------ ------------- ------------- -------------
Balance, January
 31, 1996..........             1  $       3    $--      $    951      $  --                      $    40      $     994
Comprehensive
 income:
 Net income........                                           261                    $ 261                           261
 Change in
  cumulative
  translation
  adjustment.......                                                                     (9)            (9)            (9)
                                                                                     -----
Comprehensive
 income............                                                                  $ 252
                     ------------  ---------    ----     --------      ------        =====        -------      ---------
Balance, January
 31, 1997..........             1          3     --         1,212         --                           31          1,246
Comprehensive
 income............
 Net income........                                           685                      685                           685
 Change in
  cumulative
  translation
  adjustment.......                                                                   (151)          (151)          (151)
                                                                                     -----
Comprehensive
 income............                                                                  $ 534
                     ------------  ---------    ----     --------      ------        =====        -------      ---------
Balance, January
 31, 1998..........             1          3     --         1,897         --                         (120)         1,780
Comprehensive
 income:
 Net income........                                           751                      751                           751
 Change in
  cumulative
  translation
  adjustment.......                                                                    (74)           (74)           (74)
                                                                                     -----
Comprehensive
 income............                                                                  $ 677
                     ------------  ---------    ----     --------      ------        =====        -------      ---------
Balance, January
 31, 1999..........             1          3     --         2,648         --                         (194)         2,457
Exchange of
 Autodesk Canada,
 Inc. Common Shares
 for Class C
 shares............            (1)        (3)      1                                                                  (2)
Discreet Logic Inc.
 Shareholders'
 Equity March 16,
 1999..............    29,992,674    109,890              (39,218)       (428)                     (4,963)        65,281
Exchange of
 Discreet Logic
 Inc. Common
 Shares............   (29,992,674)  (109,890)                                                                   (109,890)
Issuance of Class B
 shares from
 exchange of
 Discreet Logic
 Inc.
 Common Shares.....    29,992,674    109,890                                                                     109,890
Redemption of Class
 B shares..........    (5,495,769)   (27,349)                                                                    (27,349)
Issuance of
 Exchangeable
 Shares from
 redemption of
 Class B shares....     1,813,604     27,349                                                                      27,349
Conversion of Class
 B shares..........   (24,496,905)   (82,541)                                                                    (82,541)
Issuance of Class E
 shares............    24,496,905     82,540                                                                      82,540
Issuance of Class F
 shares............    24,496,905          1                                                                           1
Issuance of Class D
 shares............                               71                                                                  71
Issuance of Class A
 shares............           100          1                                                                           1
Compensation
 expense related to
 stock options.....                                                        25                                         25
Comprehensive
 income:
 Net income........                                         1,104                    1,104                         1,104
 Change in
  cumulative
  translation
  adjustment.......                                                                   (116)          (116)          (116)
                                                                                     -----
Comprehensive
 income............                                                                  $ 988
                     ------------  ---------    ----     --------      ------        =====        -------      ---------
Balance, March 31,
 1999..............    50,807,514  $ 109,891    $ 72     $(35,466)     $ (403)                    $(5,273)     $  68,821
                     ============  =========    ====     ========      ======                     =======      =========

  The accompanying notes are an integral part of these consolidated financial statements

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in U.S. Dollars)

(1) Operations and Basis of Presentation

   On March 16, 1999, pursuant to the terms of that certain Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation dated as of November 18, 1998, as amended on December 18, 1998 and on January 18, 1999 (the "Acquisition Agreement"), by and among Autodesk, Inc., a Delaware corporation ("Autodesk"), Autodesk Development, B.V., a Netherlands corporation and an indirect wholly owned subsidiary of Autodesk ("Dutchco"), 9066-9771 Quebec Inc., a Quebec Company and a wholly owned subsidiary of Dutchco ("Amalgamation Sub"), 9066-9854 Quebec Inc., a Quebec Company and an indirect wholly owned subsidiary of Autodesk ("Autodesk Quebec"), Autodesk Canada Inc., an Ontario company and an indirect wholly owned subsidiary of Autodesk, ("ACI"), and Discreet Logic Inc., a Quebec company ("Old Discreet"), Dutchco acquired all voting shares of Discreet Logic Inc., a Quebec company, and the successor company to Old Discreet resulting from the Amalgamation (as defined below) ("Discreet" or "the Company") by way of an amalgamation of entities under common control under the Companies Act of Quebec of Old Discreet, Amalgamation Sub and Autodesk Quebec (the "Amalgamation") and certain related transactions described below (together with the Amalgamation, the "Acquisition"). As a result of the Acquisition, Discreet became an indirect subsidiary of Autodesk. Shortly prior to the Amalgamation, substantially all of the assets of ACI were assigned to Autodesk Quebec as part of a corporate reorganization. Upon the Amalgamation, such assets were assumed by Discreet. Discreet adopted a fiscal year end of March 31st.

   The financial statements included in this Form 10-K include the results of operations, financial position, and cash flows of ACI for the fiscal years ended January 31, 1997, 1998 and 1999. For the two-month period ended March 31, 1999, the financial statements include the results of operations of ACI for the period from February 1 up through the Amalgamation on March 16, 1999 and the combined results of operations of Old Discreet, Autodesk Quebec, and Amalgamation Sub for the period after the Amalgamation from March 16, 1999 through March 31, 1999.

   The related consolidated balance sheets as of March 31, 1999 include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of March 31, 1999. All significant intercompany accounts and transactions have been eliminated upon consolidation.

   Following the Amalgamation, the Company's operations also included development, assembly, marketing and support of non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. The Company's systems and software are utilized by creative professionals, for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting as well as Web design.

   The Company sells its advanced systems and other products through its direct sales force, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles, New York and Chicago and field representatives based in Boston, San Francisco and Atlanta. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore, Brazil, Spain, India, Hong Kong, Japan, and through a network of distributors and resellers in over 80 countries.

   The Company also markets a number of other design software products that are geared towards the Architecture, Engineering, and Construction market ("AEC"); the Mechanical Computer-Aided Design ("CAD") market; other easy-to-use, affordable tools for professionals, occasional users, or consumers who draft, diagram, and draw through its Personal Solutions Group ("PSG") market. Architecture, Engineering, and

                      DISCREET LOGIC INC. AND SUBSIDIARIES

Construction software is used to automate every phase of a building's life cycle-from conceptual design through construction, maintenance, and renovation. The Mechanical CAD market is dedicated to providing mechanical engineers, designers, and drafters with advanced, value-based software solutions that are designed to solve their professional design challenges. Prior to the Amalgamation, these were substantially all of the Company's product offerings.

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

 (a) Revenue Recognition

   The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4 ("SOP 98-4"). Revenue is recognized at the time of shipment, provided that no significant vendor obligations exist and collection of the resulting receivable is deemed probable. The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed.

   Agreements with the Company's Value Added Resellers ("VARs") generally do not contain specific product-return privileges. However, the Company permits its VARs to return product in certain instances, generally during periods of product transition and during update cycles. The Company establishes allowances for product returns based on estimated future returns of product as a direct reduction of revenue and accounts receivable. Actual returns have not differed materially from these estimates.

 (b) Net Income (Loss) per Common Share

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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The following table presents, in thousands (except share and per share data) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                              Year Ended         Year Ended         Year Ended        Two Months Ended
                           January 31, 1997   January 31, 1998   January 31, 1999      March 31, 1999
                          ------------------ ------------------ ------------------ -----------------------
                          Income Shares EPS  Income Shares EPS  Income Shares EPS  Income   Shares    EPS
                          ------ ------ ---- ------ ------ ---- ------ ------ ---- ------ ---------- -----
Basic EPS
 Income available to
  Common shareholders...   $261     1   $261  $685     1   $685  $751     1   $751 $1,104 12,917,166 $0.09
                                        ====               ====               ====                   =====
Effect of Dilutive
 Securities
 Impact of exercise of
  stock options under
  treasury stock
  method................    --    --     --    --    --     --    --    --     --     --         --    --
                           ----   ---   ----  ----   ---   ----  ----   ---   ---- ------ ---------- -----
Diluted EPS
 Income available to
  common shareholders
  and assumed
  exercises.............   $261     1   $261  $685     1   $685  $751     1   $751 $1,104 12,917,166 $0.09
                           ====   ===   ====  ====   ===   ====  ====   ===   ==== ====== ========== =====

 (c) Research and Development Expenses

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

 (d) Translation of Foreign Currencies

   The accounts of the Company are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company's management has elected to present these consolidated financial statements in U.S. dollars. The financial statements of the Company and its subsidiaries are translated from their functional currency into the reporting currency, the U.S. dollar, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a component of shareholders' equity in the consolidated balance sheets.

   Foreign currency transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were $6,000, $(108,000), $(81,000), and $(233,000) for the years ended January 31,
1997, 1998, 1999, and the two-month period ended March 31, 1999, respectively.

 (e) Concentration of Credit Risk

   The Company has a Maximum Liability Agreement, with a leasing company, which provides that the Company is contingently liable up to a maximum percentage of the remaining principal payments outstanding related to the purchase of the Company's products by customers financed by said leasing company. The maximum liability is contingent on certain factors as defined in the agreement. As at March 31, 1999, the Company had accrued $637,000, the maximum amount of the contingent liability.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The Company has no other significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceed 10 percent of total accounts receivable as of January 31, 1998, 1999, and March 31, 1999.

 (f) Postemployment and Postretirement Benefits

   The Company does not provide postemployment and postretirement benefits.

 (g) Cash Equivalents

   Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at January 31, 1998, 1999, and March 31, 1999.

 (h) Inventory

   Inventory consists of hardware purchased for resale and is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Demonstration inventory consists of hardware inventory used by the Company and potential customers for product demonstrations which will be subsequently sold.

 (i) Property and Equipment

   Property and equipment are stated at cost. Computer equipment, video equipment, software, furniture and fixtures are depreciated using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Property and equipment includes the following (in thousands):

                                              January 31, January 31, March 31,
              Asset Classification               1998        1999       1999
              --------------------            ----------- ----------- ---------
   Computer equipment, video equipment
    and software.............................    $ 282       $ 279    $ 22,799
   Leasehold improvements....................       18          38       1,824
   Furniture and fixtures....................      114         109       2,825
                                                 -----       -----    --------
                                                   414         426      27,448
   Less: Accumulated depreciation and
    amortization.............................     (393)       (395)    (18,766)
                                                 -----       -----    --------
                                                 $  21       $  31    $  8,682
                                                 =====       =====    ========

 (j) Other Assets

   Other assets include acquired technology, goodwill, and other deferred charges, and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. The Company evaluates the realizability and the related periods of amortization of these assets on a regular basis.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   Other assets included the following amounts:

                                              January 31, January 31, March 31,
            Asset Classification                 1998        1999       1999
            --------------------              ----------- ----------- ---------
Acquired technology..........................    $ --        $ --     $  6,938
Goodwill.....................................      --          --       30,873
Other deferred charges.......................      --          --          862
                                                 -----       -----    --------
                                                   --          --       38,673
Less-Accumulated amortization................      --          --      (21,119)
                                                 -----       -----    --------
                                                 $ --        $ --     $ 17,554
                                                 =====       =====    ========

 (k) Legal Costs

   The Company accrues legal costs to be incurred when such amounts are probable and the amounts can be reasonably estimated. Material assumptions used to estimate the amounts accrued include, primarily, the advice of legal counsel regarding the nature, length and estimated legal costs of each case. These liabilities are not discounted to reflect their present values.

 (l) Comprehensive Income

   As of February 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

 (m) Recent Accounting Pronouncements

   In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9 ("SOP 98-9"), which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of the Company's fiscal year 2001. The Company does not expect the adoption of this standard to have a material effect on its consolidated operating results or financial position.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending March 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its consolidated operating results or financial position.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

(3) Other Current Assets

   Other current assets consist of the following (in thousands):

                                               January 31, January 31, March 31,
                                                  1998        1999       1999
                                               ----------- ----------- ---------
     Prepaid expenses.........................    $ --        $ --      $4,099
     Sales tax receivable.....................      --          --       1,766
     Other....................................        2           2        273
                                                  -----       -----     ------
                                                  $   2       $   2     $6,138
                                                  =====       =====     ======


(4) Accrued Expenses

   Accrued expenses consist of the following (in thousands):

                                               January 31, January 31, March 31,
                                                  1998        1999       1999
                                               ----------- ----------- ---------
      Payroll and payroll related.............    $ 48        $141      $ 3,755
      Professional fees.......................     --          --           891
      Commissions.............................     124          88        1,159
      Sales tax and VAT payable...............     --          --           177
      Accrued restructuring expenses..........     --          --           689
      Maximum liability accrual...............     --          --           637
      Acquisition costs.......................     --          --           930
      Merger costs............................     --          --           864
      ESPP Witholdings........................      67          53          134
      Other...................................      60         101        2,559
                                                  ----        ----      -------
                                                  $299        $383      $11,795
                                                  ====        ====      =======

(5) Litigation and Related Settlement Expenses

 (a) Griffith & Tekushan, Inc.

   On June 2, 1998, Old Discreet was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)) (the "U.S. District Court"). On July 17, 1998, the Company, which succeeded Old Discreet as the defendant in the Action filed a motion to dismiss the Action in its entirety. On May 28, 1999, the U.S. District Court entered an order dismissing the Action without prejudice based on plaintiff's request for voluntary dismissal. Though the Company intends to contest this case vigorously if plaintiff files a new complaint against the Company, the ultimate outcome of the case cannot be predicted at this time.

 (b) Class Action Litigation

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, v. Discreet Logic Inc., et al., case No. 174792 (the "Krim Complaint"). The lawsuit names as defendants Old Discreet, Old Discreet's directors and certain unidentified "John Does." The Krim Complaint alleged that the defendants breached their fiduciary duties to Old Discreet's shareholders in connection with the Acquisition. The Krim Complaint asked the court to enjoin the consummation of the Acquisition or, alternatively, sought to rescind the Acquisition or an award of unspecified damages from the defendants in the event the Acquisition were consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

   On September 29, 1998, a second complaint was filed in the Marin County, California, Superior Court (the "Superior Court"), entitled William Clark, et al. v. Discreet Logic Inc., et al., case No. 175037 (the "Clark Complaint"). The Clark Complaint was substantially similar to the Krim Complaint and named as defendants the Company, certain of the Company's directors and certain unidentified "John Does." The Clark Complaint alleged that the defendants breached their fiduciary duties to Old Discreet's shareholders in connection with the Acquisition. The Clark Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

   On December 2, 1998, the Superior Court entered an order consolidating the Clark and Krim actions. On December 11, 1998, the Superior Court entered an order on Old Discreet's October 26, 1998 motions to dismiss. The order dismissed both the Krim and the Clark Complaints as against Old Discreet for failing to state a claim against Old Discreet. The Superior Court's order granted plaintiffs a 30-day leave to replead their complaints. On January 11, 1999, plaintiffs filed a consolidated amended complaint with the Superior Court (the "Amended Complaint") which asserts the same breach of fiduciary duty cause of action against Old Discreet, certain of the Old Discreet's directors and certain unidentified "John Does," and seeks the same relief.

   On April, 9, 1999, the Superior Court entered an order denying Old Discreet's and certain of the individual defendants' motions to dismiss the Amended Complaint on the grounds of inconvenient forum and certain of the individual defendants' motions to dismiss for lack of personal jurisdiction. On April, 16, 1999, the Company which succeeded Old Discreet, as a defendant in the action filed a demurrer (a motion to dismiss the Amended Complaint) for failure to state a claim as against Old Discreet. On April 26, 1999, certain of the individual defendants filed a petition for writ of mandate with the California Court of Appeal (the "Court of Appeal"), appealing the Superior Court's April 9, 1999 order as to them. On May 26, 1999, the Court of Appeal issued an Alternative Writ of Mandate, directing the Superior Court, by June 30, 1999, to reverse its April 9, 1999 denial of certain of the individual defendants' motions to dismiss on personal jurisdiction grounds or show cause why it has not done so. On June 16, 1999, the Superior Court entered an order sustaining the Company's demurrer to the Amended Complaint and dismissing the Company from the action without leave to amend. On June 18, 1999, the Superior Court entered an Order reversing the April 9, 1999 Order and granting certain of the individual defendants' motions to dismiss for lack of personal jurisdiction.

   The Company believes the claims asserted in the Amended Complaint are without merit and intends to vigorously contest them.

(6) Demand Line of Credit, Leasing and Tax Credit Facilities

   The Company has a revolving demand line of credit and leasing facility with its bank which provides for a revolving demand line of credit under which it can borrow up to Cdn$7,000,000 (approximately $4,630,000 at March 31, 1999). Advances under the line accrue interest monthly at the Canadian prime rate (6.75% at

                      DISCREET LOGIC INC. AND SUBSIDIARIES

March 31, 1999) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $397,000 at March 31, 1999) demand leasing facility, and a Cdn$600,000 (approximately $397,000 at March 31, 1999) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.75% at March 31, 1999) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios. As of March 31, 1999, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to Discreet under the line of credit was reduced by the letter of guarantee discussed below.

   The Company's Japanese subsidiary has a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate for the period (approximately 1.725% at March 31, 1999) and are secured by a letter of guarantee, in the amount of $3,000,000, issued by the Company in favor of the subsidiary's bank. As of March 31, 1999, the subsidiary had borrowed
(Yen)221,468,000 (approximately $1,847,000 at March 31, 1999).

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

   The Company recorded $61,000 of income tax credits as a reduction of research and development expenses for the two-month period ended March 31, 1999. These income tax credits represent credits earned based on qualifying research and development expenditures. In addition, the Company recorded, $14,000 of income tax credits as a reduction in the carrying value of property and equipment for the two-month period ended March 31, 1999. These income tax credits represent credits earned based on qualifying property and equipment purchases.

(8) Employee Benefit Plans

 Stock option plans

   The Company's employees are eligible to receive option grants under Autodesk's stock option plans. Under these stock option plans, incentive and nonqualified stock options may be granted to officers, employees, directors, and consultants to purchase shares of Autodesk's common stock. Options vest over periods of one to five years and generally have terms of up to ten years. The exercise price of the stock options is determined by Autodesk's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date. At March 31, 1999, there were 1,157,437 options outstanding at exercise prices ranging from $0.15 to $73.49.

 Employee stock purchase plan

   Autodesk has an employee stock purchase plan ("plan") for all employees, including the Company's employees, meeting certain eligibility criteria. Under the plan, eligible employees may purchase shares of Autodesk's common stock, at their discretion up to 15 percent of their compensation subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

(9) Shareholders' Equity

 (a) Common Shares

   On March 15, 1999, ACI contributed substantially all of its assets to 9066-9854 Quebec Inc. ("Autodesk Quebec"), a Quebec company and indirect wholly-owned subsidiary of Autodesk, on March 16, 1999, Discreet Logic Inc. amalgamated with Autodesk Quebec and 9066-9771 Quebec Inc., a Quebec company and indirect wholly owned subsidiary of Autodesk ("Amalgamation Sub") (the "Amalgamation"). One hundred Class A and 100 Class C shares were issued to the sole shareholders of Autodesk Quebec and Amalgamation Sub. 150,000 shares were issued in payment of fees to financial and legal advisors. Upon the Amalgamation, Old Discreet common shareholders received 1 Class B share for each Old Discreet Common Share held at that date. Approximately 29,993 thousand Class B shares were issued. Subsequently, approximately 24,497 thousand Class B shares were converted to Discreet Units (each Discreet Unit consists of 1 Class E share and 1 Class F share) and approximately 5,496 thousand Class B shares were exchanged for Exchangeable shares, according to the election made by each holder of Old Discreet common shares. For the years ended January 31, 1997, 1998, and 1999, ACI had one share of common stock issued and outstanding. As of March 31, 1999, the capitalization of Discreet consisted of the following:

   Class of
   Equity         Authorized     Issued & Outstanding         Voting Rights
   --------       ----------     --------------------     --------------------
   Exchangeable   Unlimited           1,813,604           Non-voting common
   Class A        Unlimited           100                 Voting common
   Class B        Unlimited           None                Non-voting common
   Class C        Unlimited           100                 Non-voting preferred
   Class D        150,000             150,000             Non-voting preferred
   Class E        Unlimited           24,496,905          Voting common
   Class F        Unlimited           24,496,905          Non-voting common

                      DISCREET LOGIC INC. AND SUBSIDIARIES

 (b) Dividends

   The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At March 31, 1999, the Company could not distribute any dividends.

(10) Related Party Transactions

 (a) Sales to Related Parties

   During fiscal years 1997, 1998, 1999, and the two-month period ended March 31, 1999, the Company recorded revenue from services provided on behalf of Autodesk, Inc., the ultimate parent company, of $3,279 thousand, $3,364 thousand, $3,543 thousand, and $484 thousand, respectively. At March 31, 1999, approximately $953 thousand remained outstanding and has been classified as a related party receivable.

 (b) Purchases from Related Parties

   During the fiscal years ended January 31, 1997, 1998, 1999, and the two-month period ended March 31, 1999, purchases of $3,537 thousand, $4,351 thousand, $6,475 thousand, and $4,749 thousand were made from Autodesk, Inc. At March 31, 1999, a payable of $1,768 thousand remained outstanding and is classified as a related party payable.

   During the two-month period ended March 31, 1999, $325 thousand and $6 thousand of operating expenses were paid, on behalf of the Company, by Autodesk and ACI, respectively. These amounts have been classified in the related party payable as of March 31, 1999.

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

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The components of the deferred income tax assets and the deferred income tax liabilities are as follows (in thousands):

                                              January 31, January 31, March 31,
                                                 1998        1999       1999
                                              ----------- ----------- ---------
Deferred income tax assets--
  Foreign tax loss carryforwards.............    $ --        $ --      $ 5,808
  Restructuring expenses.....................      --          --          241
  Initial and secondary public offering
   issuance costs............................      --          --          306
  Other temporary differences................      --           28       3,465
                                                 -----       -----     -------
                                                   --           28       9,820
  Less: Valuation allowance..................      --          --       (9,092)
                                                 -----       -----     -------
                                                 $ --        $  28     $   728
                                                 =====       =====     =======
Deferred income tax liabilities--
  Difference between book and tax basis of
   property and equipment....................    $ --        $ --      $   824
  Federal research and development tax
   credits...................................      --          --          222
  Other temporary differences................      --          --        1,051
                                                 -----       -----     -------
                                                 $ --        $ --      $ 2,097
                                                 =====       =====     =======

   The Company provides deferred income taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five-year period.

   The Company has recorded a valuation allowance against certain deferred income tax assets including the tax benefit of certain foreign net operating loss carryforwards as the tax benefits do not meet the recognition criteria set forth in SFAS 109 due to the uncertainty of their realization.

   The following table presents income before income taxes for the entities incorporated in the following jurisdictions (in thousands):

                            Year ended       Year ended       Year ended    Two months ended
                         January 31, 1997 January 31, 1998 January 31, 1999  March 31, 1999
                         ---------------- ---------------- ---------------- -----------------
Canada..................      $ 625           $ 1,346           $1,438           $2,128
United States...........        --                --               --                75
United Kingdom..........        --                --               --              (663)
European and Other......        --                --               --               200
                              -----           -------           ------           ------
                              $ 625           $ 1,346           $1,438           $1,740
                              =====           =======           ======           ======

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The income tax provision is composed of the following (in thousands):

                            Year ended       Year ended       Year ended    Two months ended
                         January 31, 1997 January 31, 1998 January 31, 1999  March 31, 1999
                         ---------------- ---------------- ---------------- ----------------
Current--
  Federal...............      $ 236             $428             $463            $ 605
  Provincial............        128              233              252              208
  Foreign...............        --               --               --              (156)
                              -----             ----             ----            -----
                                364              661              715              657
                              -----             ----             ----            -----
Deferred--
  Federal...............        --               --               (18)             (21)
  Provincial............        --               --               (10)             --
  Foreign...............        --               --               --               --
                              -----             ----             ----            -----
                                --               --               (28)             (21)
                              -----             ----             ----            -----
    Total provision.....      $ 364             $661             $687            $ 636
                              =====             ====             ====            =====

   The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                             Year ended       Year ended       Year ended    Two months ended
                          January 31, 1997 January 31, 1998 January 31, 1999  March 31, 1999
                          ---------------- ---------------- ---------------- ----------------
Provision at the
 Canadian federal
 statutory rate.........        38.0%            38.0%            38.0%            38.0 %
Foreign taxes...........         --               --               --               0.3
Effect of basis
 differences not
 benefited..............        13.4              4.3              3.0             (0.5)
Provincial taxes, net of
 federal tax
 abatements.............         5.8              5.8              5.8             (0.3)
Other items.............         1.0              1.0              1.0             (1.0)
                                ----             ----             ----             ----
  Tax provision.........        58.2%            49.1%            47.8%            36.5 %
                                ====             ====             ====             ====

   The Company has $15,024,000 of cumulative foreign net operating loss carryforwards, which may be available to reduce future income tax liabilities in those jurisdictions. The loss carryforwards will expire beginning June 30, 2001.

   These net operating loss carryforwards are subject to review and adjustment by the respective tax authorities and may be limited in certain cases upon a significant ownership change of the corporation, as defined. Reorganizations of the corporate structure as discussed in Note 1 of the consolidated financial statements may diminish the realizability of these losses.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

(12) Commitments and Contingencies

 (a) Lease commitments

   The Company has operating lease commitments for certain facilities and equipment, which expire at various dates through June 2007. The following schedule outlines the future minimum rental payments under these leases at March 31, 1999 (in thousands):

   Year ended March 31,
     2000.............................................................. $ 1,849
     2001..............................................................   1,926
     2002..............................................................   1,443
     2003..............................................................   1,225
     2004 and thereafter...............................................   5,954
                                                                        -------
     Total future minimum rental payments.............................. $12,397
                                                                        =======

   Rent expense was $262,000, $162,000, and $171,000, for the years ended January 31, 1997, January 31, 1998, and January 31, 1999, respectively. Rent expense for the two-month period ended March 31, 1999, was $95,000.

 (b) Letters of Guarantee

   The Company has provided letters of guarantee in the amount of $3,000,000 as of March 31, 1999.

(13) Segments

   During the year ended January 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about a company's operating segments. Prior year amounts have been restated to conform to the current year's presentation.

   Management identified the Company's reportable segments based on differences in customer type and distribution method. The Company operates in three segments--the Design Solutions segment (consisting of the MCAD and AECAD market groups), the Personal Solutions Group ("PSG"), and New Media/Advanced Systems (consisting of the Discreet and Kinetix market groups). The Design Solutions segment derives revenues from the sales of design software products whose end users include architects, engineers, construction firms, designers, and drafters. The Personal Solutions Group develops and sells design software products for professionals, occasional users, or consumers who design, draft, and diagram. Finally, the New Media/Advanced Systems segment derives revenues from the sale of its products to creative professionals for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting and Web design. All segments distribute their respective products through authorized dealers and distributors. The PSG and New Media/Advanced Systems segments also sell their products directly to end users.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The Company evaluates each segment's performance on the basis of income from operations before income taxes. The Company currently does not separately accumulate and report asset information by market group. Information concerning the operations of the Company's reportable segments is as follows:

                                        Year ended                Two-month
                            -----------------------------------  period ended
                            January 31, January 31, January 31,   March 31,
                               1997        1998        1999          1999
                            ----------- ----------- ----------- --------------
                                              (In thousands)
Net revenues:
  Design Solutions.........   $7,023      $8,297      $10,372      $ 1,425
  Personal Solutions
   Group...................      120         166          362           61
  New Media/Advanced
   Systems.................      381         488          685        8,709
                              ------      ------      -------      -------
                              $7,524      $8,951      $11,419      $10,195
                              ======      ======      =======      =======
                                        Year  ended
                            -----------------------------------   Two-month
                            January 31, January 31, January 31,  period ended
                               1997        1998        1999     March 31, 1999
                            ----------- ----------- ----------- --------------
                                              (In thousands)
Income from operations:
  Design Solutions.........   $  373      $1,138      $ 1,084      $   137
  Personal Solutions
   Group...................       28          39           74           15
  New Media/Advanced
   Systems.................      218         239          311        1,872
                              ------      ------      -------      -------
                              $  619      $1,416      $ 1,469      $ 2,024
                              ======      ======      =======      =======
                                        Year ended                Two-month
                            -----------------------------------  period ended
                            January 31, January 31, January 31,   March 31,
                               1997        1998        1999          1999
                            ----------- ----------- ----------- --------------
                                              (In thousands)
Depreciation and
 Amortization:
  Design Solutions.........   $  121      $   61      $    32      $     4
  Personal Solutions
   Group...................      --          --           --           --
  New Media/Advanced
   Systems.................      --          --           --           913
                              ------      ------      -------      -------
                              $  121      $   61      $    32      $   917
                              ======      ======      =======      =======

   Information regarding the Company's operations by geographic area is as follows:

                                        Year ended                Two-month
                            -----------------------------------  period ended
                            January 31, January 31, January 31,   March 31,
                               1997        1998        1999          1999
                            ----------- ----------- ----------- --------------
                                              (In thousands)
Net revenues:
  Canada...................   $7,524      $8,951      $11,419      $ 2,584
  United States............      --          --           --         3,639
  Other Americas...........      --          --           --           157
                              ------      ------      -------      -------
  Total Americas...........    7,524       8,951       11,419        6,380
  Europe...................      --          --           --         2,340
  Asia Pacific.............      --          --           --         1,475
                              ------      ------      -------      -------
Total net revenues.........   $7,524      $8,951      $11,419      $10,195
                              ======      ======      =======      =======

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                                              January 31, January 31, March 31,
                                                 1998        1999       1999
                                              ----------- ----------- ---------
                                                       (In thousands)
Long-lived assets:
  Canada.....................................    $ 21        $ 59     $  96,850
  United States..............................     --          --         18,642
  Other Americas.............................     --          --          8,753
                                                 ----        ----     ---------
  Total Americas.............................      21          59       124,245
  Europe.....................................     --          --         22,617
  Asia Pacific...............................     --          --          1,438
Consolidating eliminations...................     --          --       (117,814)
                                                 ----        ----     ---------
Total long-lived assets......................    $ 21        $ 59     $  30,486
                                                 ====        ====     =========

Revenues from services provided on behalf of the Company's parent company, Autodesk, Inc., accounted for 44%, 38%, and 31% of total revenues in the years ended January 31, 1997, 1998, and 1999, respectively. No single customer accounted for more than 10% of total revenues in the two-month period ended March 31, 1999.

(14) Dependence on Key Suppliers

   The Company is dependent on Silicon Graphics, Inc. to manufacture and supply a large proportion of the workstations and certain peripherals used in the Company's systems. The Company purchases electronic tablets manufactured by Wacom Technology Corporation ("Wacom") and believes that while alternative suppliers are available, there can be no assurance that alternative electronic tablets would be functionally equivalent or be available in a timely manner or on similar terms.

(15) Purchase of Land and Facilities

   In August 1995, Old Discreet purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,857,000 at March 31, 1999). In the year ended July 31, 1996, the carrying value of the London building was written down to its estimated fair market value and this building was classified as asset held for resale. In May 1999, the Company sold the London building for net proceeds of (Pounds)2,946,000 (or approximately $4,770,000) realizing a gain of (Pounds)319,000 (or approximately $516,000).

(16) Government Assistance

 (a) SDI loan

   Old Discreet entered into a loan agreement with the Societe de Developpement Industriel du Quebec dated as of May 7, 1998, whereby an interest free loan was granted to the Company by the Quebec government in the amount of Cdn$2,800,000 (approximately $1,852,000 at March 31, 1999). The loan is conditional to the Company meeting certain criteria:

     1. During the five-year period following the disbursement of the loan by the Quebec government, the Company is required to create 200 jobs and maintain each of these jobs for a five-year period after their creation.

     2. The loan should not exceed Cdn$2,800,000 or 20% of the costs incurred by Old Discreet for the acquisition of Lightscape Technologies, Inc.

                      DISCREET LOGIC INC. AND SUBSIDIARIES

   The loan is payable in four annual installments of Cdn$600,000 (approximately $397,000 at March 31, 1999) commencing in July 2004 and a final installment of Cdn$400,000 (approximately $265,000 at March 31, 1999) in July 2008. The loan is interest free until July 2004, after which it will bear interest at the Canadian prime rate (approximately 6.75% at March 31, 1999) plus 1.5%. In the situation where the criteria mentioned above are not respected, a portion of the loan may have to be repaid at an earlier date. The loan was disbursed to Old Discreet in July 1998. As of March 31, 1999, the loan has been classified in accounts payable.

 (b) PACST Subsidy Program

   The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $1,992,000 at March 31, 1999) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of March 31, 1999, an advance of Cdn$350,000 (approximately $231,000 at March 31, 1999) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been classified as a liability in accrued expenses at March 31, 1999.

(17) Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for the years ended January 31, 1999 and 1998 is as follows (in thousands, except per share data):

                                           1st     2nd     3rd     4th   Fiscal
                                         quarter quarter quarter quarter  year
                                         ------- ------- ------- ------- -------
Year ended January 31, 1999
  Net revenues.......................... $3,160  $2,955  $2,586  $2,718  $11,419
  Gross margin..........................    573     492     231     427    1,723
  Income from operations................    531     388     225     325    1,469
  Net income............................    292     137     109     213      751
  Basic net income per share............    292     137     109     213      751
  Diluted net income per share..........    292     137     109     213      751
Year ended January 31, 1998
  Net revenues.......................... $2,216  $1,826  $2,226  $2,683  $ 8,951
  Gross margin..........................    344     345     400     453    1,542
  Income from operations................    302     304     426     384    1,416
  Net income............................    139     161     182     203      685
  Basic net income per share............    139     161     182     203      685
  Diluted net income per share..........    139     161     182     203      685

(18) Subsequent Events

   On May 3, 1999, Discreet transferred eight of its direct and indirect subsidiaries to Autodesk, Inc. (Autodesk). These subsidiaries included Bandit Communications, Inc. ("Bandit"), and Bandit's three subsidiaries Discreet Logic USA, Inc., Discreet Logic Investment Inc., and Discreet Logic Research, Inc., Lightscape Technologies, Inc. ("Lightscape") and Lightscape's subsidiary Lightscape Graphics, Inc., D-Vision Systems Inc., and Discreet Logic (Desktop) Inc. Discreet's operations continue to include activities related to the operations of the aforementioned subsidiaries which are now owned directly or indirectly by Autodesk, Discreet's ultimate parent company.

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To Discreet Logic Inc.:

   We have audited the accompanying consolidated balance sheets of Discreet Logic Inc. (a Quebec corporation) and subsidiaries, as at June 30, 1998 and March 16, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the eleven-month period ended June 30, 1997, the year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discreet Logic Inc. and subsidiaries as at June 30, 1998 and March 16, 1999, and the results of their operations and their cash flows for the eleven-month period ended June 30, 1997, the year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999, in accordance with generally accepted accounting principles in the United States of America.

                                          ARTHUR ANDERSEN & CIE
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
June 23, 1999

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                          CONSOLIDATED BALANCE SHEETS
                  (amounts in U.S. Dollars except share data)

                                                       June 30,     March 16,
                                                         1998          1999
                                                     ------------  ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents........................  $ 46,459,113  $ 48,036,230
  Accounts receivable (less reserves for
   uncollectible accounts of $3,654,000
   and $3,436,000 respectively)....................    32,102,444    11,172,969
  Inventory--
    Resale.........................................     7,880,378     8,368,099
    Demonstration..................................     4,776,387     6,895,314
  Income taxes receivable..........................           --        378,190
  Other current assets.............................     4,718,671     6,502,637
                                                     ------------  ------------
                                                       95,936,993    81,353,439
Property and equipment--less accumulated
 depreciation and amortization.....................     9,576,129     8,590,988
Deferred income taxes..............................       877,514       699,963
Other assets.......................................    25,635,785    18,285,905
Assets held for resale.............................     4,384,160     4,250,419
                                                     ------------  ------------
                                                     $136,410,581  $113,180,714
                                                     ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit..................  $  2,713,131  $  1,845,760
  Accounts payable.................................    23,265,953    21,934,256
  Accrued expenses.................................    12,833,320    10,903,561
  Deferred revenue.................................     6,544,620     8,136,812
  Customer deposits................................       288,113       354,248
  Income taxes payable.............................     9,882,485     2,755,660
                                                     ------------  ------------
                                                       55,527,622    45,930,297
Deferred income taxes..............................     2,228,634     1,969,027
                                                     ------------  ------------
Commitments and Contingencies (Notes 5, 12, and 15)
Shareholders' Equity:
  Preferred shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--none
   Common shares--no par value
   Authorized--unlimited number of shares
   Issued and outstanding--29,617,504 shares at
   June 30, 1998
   and 29,992,674 shares at March 16, 1999.........   107,748,709   109,890,493
  Accumulated deficit..............................   (24,163,115)  (39,218,956)
  Deferred compensation............................      (907,491)     (427,821)
  Accumulated other comprehensive loss.............    (4,023,778)   (4,962,326)
                                                     ------------  ------------
    Total shareholders' equity.....................    78,654,325    65,281,390
                                                     ------------  ------------
                                                     $136,410,581  $113,180,714
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in U.S. Dollars except share data)

                                                                  Period from
                                   Eleven Months                  July 1, 1998
                                       Ended       Year Ended          to
                                   June 30, 1997  June 30, 1998  March 16, 1999
                                   -------------  -------------  --------------
Total revenues.................... $ 101,923,931  $ 151,558,128  $  66,824,472
Cost of revenues..................    47,571,342     62,033,320     33,395,284
                                   -------------  -------------  -------------
    Gross profit..................    54,352,589     89,524,808     33,429,188
                                   -------------  -------------  -------------
Operating expenses:
  Research and development, net of
   tax credits of $696,000,
   $1,108,000, and $983,000,
   respectively...................     9,707,890     14,847,019     11,159,557
  Sales and marketing.............    23,206,070     34,320,612     23,599,341
  General and administrative......     6,500,705     16,307,022     12,548,464
  Write-off of purchased research
   and development (Note 15)......     2,263,000      6,915,000            --
  Gain on sale of investment (Note
   16)............................           --      (2,500,000)           --
  Costs of terminated agreement
   (Note 17)......................           --       1,712,860            --
  Costs of merger transaction
   (Note 1).......................           --             --       6,378,000
  Restructuring expense (Note
   19)............................           --      (1,504,472)           --
  Litigation and related
   settlement expenses (Note 5)...     6,500,000       (405,000)           --
                                   -------------  -------------  -------------
    Total operating expenses......    48,177,665     69,693,041     53,685,362
                                   -------------  -------------  -------------
    Operating income (loss).......     6,174,924     19,831,767    (20,256,174)
                                   -------------  -------------  -------------
Other income (expense):
  Interest income.................     1,233,924      1,118,343      1,705,804
  Interest expense................       (55,318)      (135,625)       (71,513)
  Foreign currency exchange gain
   (loss).........................      (187,843)     1,083,450        895,876
                                   -------------  -------------  -------------
    Total other income (expense)..       990,763      2,066,168      2,530,167
                                   -------------  -------------  -------------
  Income (loss) before income
   taxes..........................     7,165,687     21,897,935    (17,726,007)
Provision for (recovery of) for
 income taxes.....................     6,489,343     10,853,995     (2,670,166)
                                   -------------  -------------  -------------
  Net income (loss)............... $     676,344  $  11,043,940  $ (15,055,841)
                                   =============  =============  =============
Earnings (loss) per share:
  Basic........................... $        0.02  $        0.38  $       (0.50)
                                   =============  =============  =============
  Diluted......................... $        0.02  $        0.36  $       (0.50)
                                   =============  =============  =============
Weighted average common shares
 outstanding:
  Basic...........................    27,947,807     29,029,147     29,842,536
                                   =============  =============  =============
  Diluted.........................    28,893,652     30,792,932     29,842,536
                                   =============  =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (amounts in U.S. Dollars except share data)

                                Common Stock
                          ------------------------
                                                                                                Accumulated
                                                                                                   Other          Total
                                                     Accumulated     Deferred   Comprehensive  Comprehensive  Shareholders'
                            Shares      Amount         Deficit     Compensation Income (Loss)      Loss          Equity
                          ---------- -------------  -------------  ------------ -------------  -------------  -------------
Balance, July 31, 1996..  27,699,426 $  78,922,914  $ (35,883,399)  $      --                  $   (696,499)  $ 42,343,016
Exercise of common stock
 options................     321,577     1,128,256                                                               1,128,256
Issuance of shares
 through Employee Stock
 Purchase Plan..........      96,412       350,499                                                                 350,499
Grant of compensatory
 stock options..........                   673,750                    (673,750)                                        --
Comprehensive income:
 Net income.............                                  676,344               $    676,344                       676,344
 Change in cumulative
  translation
  adjustment............                                                            (117,520)      (117,520)      (117,520)
                                                                                ------------
Comprehensive income....                                                        $    558,824
                          ---------- -------------  -------------   ----------  ------------   ------------   ------------
Balance, June 30, 1997..  28,117,415    81,075,419    (35,207,055)    (673,750)                    (814,019)    44,380,595
Exercise of common stock
 options................     253,163     1,136,747                                                               1,136,747
Issuance of shares
 through Employee Stock
 Purchase Plan .........      46,926       524,165                                                                 524,165
Issuance of shares to D-
 Vision (Note 15(b))....     555,000    10,649,063                                                              10,649,063
Issuance of shares to
 Intel, net of issuance
 costs of $17,625 (Note
 8(d))..................     645,000    13,527,375                                                              13,527,375
Grant of compensatory
 stock options..........                   835,940                    (835,940)                                        --
Compensation expense
 related to stock
 options................                                               602,199                                     602,199
Comprehensive income:
 Net income.............                               11,043,940                 11,043,940                    11,043,940
 Change in cumulative
  translation
  adjustment............                                                          (3,209,759)    (3,209,759)    (3,209,759)
                                                                                ------------
Comprehensive income....                                                        $  7,834,181
                          ---------- -------------  -------------   ----------  ------------   ------------   ------------
Balance, June 30,
 1998...................  29,617,504   107,748,709    (24,163,115)    (907,491)                  (4,023,778)    78,654,325
Exercise of common stock
 options................     307,673     1,471,306                                                               1,471,306
Issuance of shares
 through Employee Stock
 Purchase Plan .........      67,497       695,476                                                                 695,476
Cancellation of
 compensatory stock
 options................                   (24,998)                     24,998                                         --
Compensation expense
 related to stock
 options................                                               454,672                                     454,672
Comprehensive loss:
 Net loss...............                              (15,055,841)               (15,055,841)                  (15,055,841)
 Change in cumulative
  translation
  adjustment............                                                            (938,548)      (938,548)      (938,548)
                                                                                ------------
Comprehensive loss......                                                        $(15,994,389)
                          ---------- -------------  -------------   ----------  ============   ------------   ------------
Balance, March 16,
 1999...................  29,992,674 $ 109,890,493  $ (39,218,956)  $ (427,821)                $ (4,962,326)  $ 65,281,390
                          ========== =============  =============   ==========                 ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in U.S. Dollars)

                                    Eleven Months                   Period from
                                        Ended       Year Ended    July 1, 1998 to
                                    June 30, 1997  June 30, 1998  March 16, 1999
                                    -------------  -------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)................. $    676,344   $ 11,043,940    $ (15,055,841)
 Adjustments to reconcile net
  income (loss) to cash provided by
  operating activities--
 Depreciation and amortization.....    5,987,256     16,384,309       12,299,106
 Deferred income taxes.............      503,699      3,769,945          (82,056)
 Write-off of purchased research &
  development......................    2,263,000      6,915,000              --
 Write-off of assets for
  restructuring....................          --         610,472              --
 Reversal of restructuring
  reserve, net.....................          --      (1,504,472)             --
 Gain on sale of investment in
  Essential Communications
  Corporation......................          --      (2,500,000)             --
 Compensation expense related to
  stock options....................          --         602,199          454,672
 Changes in assets and liabilities
  (net of effect of
  acquisitions)--
  Settlement of class action
   litigation......................          --     (10,800,000)             --
  Insurance proceeds related to
   class action litigation.........          --       3,459,000              --
  Accounts receivable..............  (10,819,617)    (4,326,039)      20,929,475
  Inventory........................    2,986,146      3,378,732       (2,909,876)
  Income taxes receivable..........    2,743,232        448,059         (378,190)
  Other current assets.............     (248,546)      (682,982)      (1,783,966)
  Accounts payable.................   14,336,101     (3,880,117)      (3,160,097)
  Accrued expenses.................      799,643     (8,328,774)      (1,929,759)
  Deferred revenue.................    3,333,788     (1,558,674)       1,592,192
  Income taxes payable.............    4,734,484      5,148,001       (7,126,825)
  Customer deposits................   (1,258,442)    (1,071,506)          66,135
  Due to related parties...........      (25,535)           --               --
                                    ------------   ------------    -------------
   Net cash provided by operating
    activities.....................   26,011,553     17,107,093        2,914,970
                                    ------------   ------------    -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment........................   (6,265,405)    (9,501,868)      (3,487,742)
 Proceeds from disposal of property
  and equipment....................        4,885        818,000              --
 Increase in other assets..........   (2,480,908)           --          (227,791)
 Cash paid for Denim acquisition
  and related costs................   (9,125,611)           --               --
 Cash paid for D-Vision acquisition
  and related costs................          --     (10,342,000)             --
 Proceeds from sale of investment
  in Essential Communications
  Corporation......................          --       2,500,000              --
                                    ------------   ------------    -------------
   Net cash used in investing
    activities.....................  (17,867,039)   (16,525,868)      (3,715,533)
                                    ------------   ------------    -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from government loan.....          --             --         1,828,400
 Proceeds from (repayment of) line
  of credit........................          --       2,713,131       (1,595,862)
 Proceeds from issuance of common
  shares, net of issuance costs....          --      13,527,375              --
 Proceeds from the exercise of
  stock options....................    1,128,256      1,136,747        1,471,306
 Proceeds from the employee stock
  purchase plan....................      350,499        524,165          695,476
                                    ------------   ------------    -------------
   Net cash provided by financing
    activities.....................    1,478,755     17,901,418        2,399,320
                                    ------------   ------------    -------------
Foreign exchange effect on cash....      386,808     (3,691,658)         (21,640)
                                    ------------   ------------    -------------
Increase in cash and cash
 equivalents.......................   10,010,077     14,790,985        1,577,117
Cash and cash equivalents,
 beginning of year.................   21,658,051     31,668,128       46,459,113
                                    ------------   ------------    -------------
Cash and cash equivalents, end of
 year.............................. $ 31,668,128   $ 46,459,113    $  48,036,230
                                    ============   ============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                                                                 Period from
                                    Eleven Months  Year Ended    July 1, 1998
                                        Ended       June 30,          to
                                    June 30, 1997     1998      March 16, 1999
                                    ------------- ------------  --------------
Supplemental disclosure of cash
 flow information:
  Interest paid during the year....  $   16,579   $    150,243    $   55,363
  Income taxes paid during the
   year............................   1,141,487      2,527,720     4,028,581
In connection with the acquisition
 of Lightscape in December 1997,
 the following non-cash transaction
 occurred:
  Fair value of assets acquired....  $      --    $  7,614,322    $      --
  Liabilities assumed..............         --      (7,614,322)          --
                                     ----------   ------------    ----------
Cash paid for acquisition, net of
 cash acquired.....................  $      --    $        --     $      --
                                     ==========   ============    ==========
In connection with the acquisition
 of D-Vision in July 1997, the
 following non-cash transaction
 occurred:
  Fair value of assets acquired....  $      --    $ 27,210,063    $      --
  Liabilities assumed..............         --      (5,811,000)          --
  Cash acquired....................         --        (408,000)          --
  Issuance of 555,000 shares of
   common stock....................         --     (10,649,063)          --
                                     ----------   ------------    ----------
Cash paid for acquisition, net of
 cash acquired.....................  $      --    $ 10,342,000    $      --
                                     ==========   ============    ==========



  The accompanying notes are an integral part of these consolidated financial statements.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Amounts in U.S. Dollars)

(1) Operations

   Discreet Logic Inc. ("Discreet" or "the Company") was incorporated under
Part 1A of the Quebec Companies Act on September 10, 1991. The Company and its subsidiaries develop, assemble, market and support non-linear, digital systems and software for creating, editing and compositing imagery and special effects for film, video, HDTV, broadcast and the Web. The Company's systems and software are utilized by creative professionals, for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, live broadcasting as well as Web design.

   The Company sells its advanced systems and other products through its direct sales force, as well as through distributors and resellers. The Company markets and sells its systems directly in North America and in certain European and Pacific Rim countries. Sales activities in North America are conducted from the Company's Montreal headquarters, sales offices in Los Angeles, New York and Chicago and field representatives based in Boston, San Francisco, and Atlanta. The Company also markets its systems through sales offices located in the United Kingdom, France, Germany, Singapore, Brazil, India, Hong Kong and Japan and through a network of distributors and resellers in over 80 countries.

   On March 16, 1999, pursuant to the terms of that certain Second Amended and Restated Agreement and Plan of Acquisition and Amalgamation dated as of November 18, 1998, as amended on December 18, 1998 and on January 18, 1999 (the "Acquisition Agreement"), by and among Autodesk, Inc., a Delaware corporation ("Autodesk"), Autodesk Development, B.V., a Netherlands corporation and an indirect wholly owned subsidiary of Autodesk ("Dutchco"), 9066-9771 Quebec Inc., a Quebec Company and a wholly owned subsidiary of Dutchco ("Amalgamation Sub"), 9066-9854 Quebec Inc., a Quebec Company and an indirect wholly owned subsidiary of Autodesk ("Autodesk Quebec"). Autodesk Canada, Inc., an Ontario company and an indirect wholly owned subsidiary of Autodesk, ("ACI"), and Discreet Logic, Inc., a Quebec company ("Old Discreet"), Dutchco acquired all voting shares of the successor company to Discreet resulting from the Amalgamation (as defined below) by way of an amalgamation of entities under common control under the Companies Act of Quebec of Old Discreet, Amalgamation Sub and Autodesk Quebec (the "Amalgamation") and certain related transactions described below (together with the Amalgamation, the "Acquisition"). As a result of the Acquisition, Discreet became an indirect subsidiary of Autodesk. Shortly prior to the Amalgamation, substantially all of the assets of ACI were assigned to Autodesk Quebec as part of a corporate reorganization. Upon the Amalgamation, such assets were assumed by Discreet.

   In connection with the Acquisition, Discreet incurred costs of approximately $6,000,000 primarily for investment banking, legal and accounting fees related to the merger. These costs were charged to operations on March 16, 1999 upon the closing of the Acquisition transactions. The Company also wrote-off certain assets, in the amount of $378,000, which became redundant as a result of the Acquisition.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

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

   The consolidated financial statements are presented for the period from July 1, 1998 to March 16, 1999, the twelve-month period ended June 30, 1998, and the eleven-month period ended June 30, 1997. Consequently, the results for the twelve-month period ended June 30, 1998 are not directly comparable with those for the eleven-month period ended June 30, 1997, or those for the period from July 1, 1998 to March 16, 1999.

   The Company prepares consolidated financial statements, remeasures accounts in foreign currencies to reflect changes in exchange rates, and examines and adjusts certain reserve accounts at the end of each quarter.

 (b) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly owned as of March 16, 1999. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

 (c) Revenue Recognition

   In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, postcontract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that the evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades, and enhancements is generally recognized upon delivery of the related products, upgrades, and enhancements. Revenue allocated to postcontract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The Company recognizes revenue from software licenses, and the related hardware and peripherals, upon shipment of the products. Sales of Discreet products do not require significant production, modification or customization of software. Installation of the software is routine, requires insignificant effort and is not essential to the functionality of the system or software. The Company documents evidence of its arrangements with customers, which include the condition that the goods are FOB origin. The fees are fixed and are specified in the arrangements. If collectibility is considered probable, Discreet recognizes revenue upon delivery (shipment). The Company recognizes revenue from post contract customer support and other related services ratably, as the obligations are fulfilled, or when the related services are performed. Post contract customer support, training, installation, systems integration and rental services, are performed primarily under separately priced arrangements under which the Company has recorded revenues of $13,606,000, $14,050,000 and $8,553,000 for the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, respectively.

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

   The following table presents, in thousands (except for EPS amounts) a reconciliation of Basic EPS to Diluted EPS as required by SFAS No. 128:

                         Eleven Months Ended      Year Ended      Period from July 1, 1998 to
                            June 30, 1997       June 30, 1998            March 16, 1999
                         ------------------- -------------------- -----------------------------
                         Income Shares  EPS  Income  Shares  EPS     Loss      Shares    EPS
                         ------ ------ ----- ------- ------ ----- ----------  -----------------
Basic EPS
 Income available to
  common shareholders...  $676  27,948 $0.02 $11,044 29,029 $0.38 $  (15,056)   29,843 $  (0.50)
                                       =====                =====                      ========
Effect of Dilutive
 Securities
 Impact of exercise of
  stock options under
  treasury stock
  method................   --      946           --   1,764              --        --
                          ----  ------       ------- ------       ----------  -------- --------
Diluted EPS
 Income available to
  common shareholders
  and assumed
  exercises.............  $676  28,894 $0.02 $11,044 30,793 $0.36 $  (15,056)   29,843 $  (0.50)
                          ====  ====== ===== ======= ====== ===== ==========  ======== ========

   In accordance with SFAS No. 128, in periods that the Company incurs a net loss, all outstanding options are excluded from the calculation of diluted EPS. For the period from July 1, 1998 to March 16, 1999, the Company has excluded all outstanding options from the calculation of diluted EPS as a result of being in a loss position. In fiscal 1997 and 1998, 196,132 and 439,141 antidilutive weighted shares, respectively, have been excluded from the calculation of diluted EPS.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

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

 (f) Translation of Foreign Currencies

   The accounts of the Company are translated in accordance with SFAS No. 52, Foreign Currency Translation. The Company's management has elected to present these consolidated financial statements in U.S. dollars. The financial statements of the Company and its subsidiaries are translated from their functional currency into the reporting currency, the U.S. dollar, utilizing the current rate method. Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains or losses from the translation into the Company's reporting currency are included as a component of accumulated other comprehensive income in the consolidated balance sheets.

   Foreign currency transaction gains (losses) included in other income (expense) in the accompanying consolidated statements of operations were $(187,843), $1,083,450 and $895,776 for the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, respectively.

 (g) Concentration of Credit Risk

   During fiscal 1998, the Company amended and restated its Maximum Liability Agreement with a leasing company. The agreement provides that the Company is continently liable up to a maximum percentage of the remaining principal payments outstanding related to the purchase of the Company's products by customers financed by said leasing company. The maximum liability is contingent on certain factors as defined in the agreement. As at June 30, 1998 and March 16, 1999, the Company had accrued $648,000 and $637,000, respectively, the maximum amount of the contingent liability as a charge to general and administrative expenses.

   The Company has no other significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. The Company maintains the majority of cash balances with three financial institutions and its accounts receivable credit risk is not concentrated within any geographic area. There were no accounts receivable from a single customer which exceeded 10 percent of total accounts receivable as of June 30, 1998 and March 16, 1999.

 (h) Postemployment and Postretirement Benefits

   The Company does not provide postemployment and postretirement benefits.

   Cash equivalents are carried at cost, which approximates market value. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents consist of commercial paper and money market mutual funds at June 30, 1998 and March 16, 1999.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

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

 (k) Property and Equipment

   The Company provides for depreciation and amortization using the straight-line and declining-balance methods over the estimated useful lives of the assets as follows:

                                    Estimated         June 30,     March 16,
   Asset Classification            Useful Life          1998          1999
   --------------------        -------------------- ------------  ------------
   Computer equipment, video
    equipment and
    software..................      2-5 Years       $ 19,775,508  $ 22,274,474
                                Shorter of term of
   Leasehold improvements..... lease or useful life    1,735,401     1,785,492
   Furniture and fixtures.....       5 Years           2,503,772     2,718,865
                                                    ------------  ------------
                                                      24,014,681    26,778,831
   Less--Accumulated
    depreciation and
    amortization..............                       (14,438,552)  (18,187,843)
                                                    ------------  ------------
                                                    $  9,576,129  $  8,590,988
                                                    ============  ============

 (l) Other Assets

   Other assets include acquired technology, goodwill, and other deferred charges, and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. The Company evaluates the realizability and the related periods of amortization of these assets on a regular basis.

   Other assets included the following amounts:

                                                      June 30,     March 16,
   Asset Classification                                 1998          1999
   --------------------                             ------------  ------------
   Acquired technology............................. $  6,938,137  $  6,938,137
   Goodwill........................................   30,873,542    30,873,542
   Other deferred charges..........................      639,840       861,873
                                                    ------------  ------------
                                                      38,451,519    38,673,552
   Less--Accumulated amortization..................  (12,815,734)  (20,387,647)
                                                    ------------  ------------
                                                    $ 25,635,785  $ 18,285,905
                                                    ============  ============

 (m) Legal Costs

   The Company accrues legal costs to be incurred when such amounts are probable and the amounts can be reasonably estimated. Material assumptions used to estimate the amounts accrued include, primarily, the advice of legal counsel regarding the nature, length and estimated legal costs of each case. These liabilities are not discounted to reflect their present values.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

 (n) Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending June 30, 2002. Management believes that this statement will not have a significant impact on the Company.

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

(3) Other Current Assets

   Other current assets consist of the following:

                                                            June 30,  March 16,
                                                              1998       1999
                                                           ---------- ----------
   Prepaid expenses....................................... $2,754,321 $4,099,155
   Sales tax receivable...................................  1,147,833  1,765,630
   Other receivables......................................    816,517    637,852
                                                           ---------- ----------
                                                           $4,718,671 $6,502,637
                                                           ========== ==========

(4) Accrued Expenses

   Accrued expenses consist of the following:

                                                         June 30,    March 16,
                                                           1998        1999
                                                        ----------- -----------
   Payroll and payroll related......................... $ 4,180,410 $ 3,713,400
   Professional fees...................................     764,869     891,010
   Commissions.........................................   2,676,242   1,158,813
   Sales tax and VAT payable...........................   1,542,036     177,225
   Accrued restructuring expenses......................     825,000     689,373
   Maximum liability accrual...........................     647,667     637,098
   Acquisition costs...................................   1,021,305     930,254
   Other...............................................   1,175,791   2,706,388
                                                        ----------- -----------
                                                        $12,833,320 $10,903,561
                                                        =========== ===========

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

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

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

   The accrued litigation and settlement reserves were $0 and $0 as of June 30, 1998 and March 16, 1999, respectively.

 (b) Griffith & Tekushan, Inc.

   On June 2, 1998, the Company was named as a defendant in a breach of warranty action filed in the Supreme Court of the State of New York for the County of New York entitled Griffith & Tekushan, Inc. v. Discreet Logic, Inc. (Index No. 602684/98) (the "Action"). The complaint alleges, among other things, that the Company breached certain warranties arising out of a software licensing agreement and seeks damages of $1 million. On July 10, 1998, the Action was removed from state court to the United States District Court for the Southern District of New York (Case No. 98 Civ. 4909 (BSJ)) (the "Court"). On July 17, 1998, the Company filed a motion to dismiss the Action in its entirety. On May 28, 1999, the Court entered an order dismissing the Action without prejudice based on plaintiff's request for voluntary dismissal. The Company intends to contest this case vigorously; however, the ultimate outcome of the case cannot be predicted at this time.

 (c) Class Action Litigation

   On August 28, 1998, a complaint was filed in the Marin County, California, Superior Court, entitled Jerry Krim, on Behalf of Himself and All Others Similarly Situated, v. Discreet Logic Inc., et al., case No. 174792 (the "Krim Complaint"). The lawsuit names as defendants the Company, the Company's directors and certain unidentified "John Does." The Krim Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk, Inc. The Krim Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

   On September 29, 1998, a second complaint was filed in the Marin County, California, Superior Court, entitled William Clark, et al. v. Discreet Logic Inc., et al., case No. 175037 (the "Clark Complaint"). The Clark Complaint is substantially similar to the Krim Complaint and names as defendants the Company, certain of the Company's directors and certain unidentified "John Does." The Clark Complaint alleges that the defendants breached their fiduciary duties to shareholders in connection with the proposed merger transaction with Autodesk, Inc. The Clark Complaint asks the court to enjoin the consummation of the transaction or, alternatively, seeks to rescind the transaction or an award of unspecified damages from the defendants in the event the transaction is consummated. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   On December 2, 1998, the Marin County, California, Superior Court (the "Court") entered an order consolidating the Clark and Krim actions. On December 11, 1998, the Court entered an order on the Company's October 26, 1998 motions to dismiss. The order dismissed both the Krim and the Clark Complaints as against the Company for failing to state a claim against the Company. The Court's order granted plaintiffs 30-days leave to replead their complaints. On January 11, 1999, plaintiffs filed a consolidated amended complaint with the Court (the "Amended Complaint") which asserts the same breach of fiduciary duty cause of action against the Company, certain of the Company's directors and certain unidentified "John Does," and seeks the same relief.

   On April 9, 1999, the Court entered an order denying the Company's and certain of the individual defendants' motions to dismiss the Amended Complaint on the grounds of inconvenient forum and certain of the individual defendants' motions to dismiss for lack of personal jurisdiction. On April 16, 1999, the Company filed a demurrer (a motion to dismiss the Amended Complaint) for failure to state a claim as against the Company. On April 26, 1999, certain of the individual defendants filed a petition for writ of mandate with the California Court of Appeal (the "Court of Appeal"), appealing the Court's April 9, 1999 order as to them. On May 26, 1999, the Court of Appeal issued an Alternative Writ of Mandate, directing the Court, by June 30,
1999, to reverse its April 9, 1999 denial of certain of the individual defendants' motions to dismiss on personal

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET) jurisdiction grounds or show cause why it has not done so. On June 16, 1999, the Court entered an Order sustaining the Company's demurrer to the Amended Complaint, dismissing the Company from the action without leave to amend. On June 18, 1999, the Court entered an Order reversing the April 9, 1999 Order and granting certain of the individual defendants' motions to dismiss for lack of personal jurisdiction.

   The Company believes the claims asserted in the Amended Complaint are without merit and intends to vigorously contest them.

(6) Demand Line of Credit, Leasing and Tax Credit Facilities

   In August 1997, the Company amended its revolving demand line of credit and leasing facility with its bank. The new agreement provides for a revolving demand line of credit under which it can borrow up to Cdn$7,000,000 (approximately $4,630,000 at March 16, 1999). Advances under the line accrue interest monthly at the Canadian prime rate (6.75% at March 16, 1999) plus 0.25%. Additionally, the agreement provides for a Cdn$600,000 (approximately $397,000 at March 16, 1999) demand leasing facility, and a Cdn$600,000 (approximately $397,000 at March 16, 1999) demand research and development tax credit facility. Advances under these facilities accrue interest monthly at the Canadian prime rate (6.75% at March 16, 1999) plus 1%. The line and facilities are secured by essentially all of the Company's North American assets. As additional security, the Company assigned to the bank its insurance on these assets. The Company is required to maintain certain financial ratios, including minimum levels of working capital, debt service coverage and equity to asset ratios. As of March 16, 1999, there were no amounts outstanding under the demand leasing and demand research and development tax credit facilities, however, the amount available to the Company under the line of credit was reduced by the letter of guarantee discussed below.

   During fiscal 1998, the Company's Japanese subsidiary entered into a line of credit agreement with its bank. Under this agreement, the subsidiary can borrow up to $3,000,000. Advances under this line accrue interest at the prevailing overnight rate for the period (approximately 1.695% at March 16, 1999) and are secured by a letter of guarantee, in the amount of $3,000,000, issued by the Company in favor of the subsidiary's bank. As of June 30, 1998 and March 16, 1999, the subsidiary had borrowed (Yen)376,824,000 (approximately $2,725,000 at June 30, 1998) and (Yen)221,468,000 (approximately $1,847,000 at March 16,
1999), respectively.

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

   The Company recorded $696,000, $1,108,000, and $983,000 of income tax credits as a reduction of research and development expenses for the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, respectively. These income tax credits represent credits earned based on qualifying research and development expenditures. In addition, the Company recorded, $196,000, $374,000 and $246,000 of income tax credits as a reduction in the carrying value of property and equipment for the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, respectively. These income tax credits represent credits earned based on qualifying property and equipment purchases.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

(8) Shareholders' Equity

 (a) Preferred Shares

   The Board of Directors is authorized to issue preferred shares, in one or more series, and to fix the rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, and the number of shares constituting any series or the designations of such series, without further vote or action by the shareholders.

 (b) Private Placement of Shares to Intel Corporation

   On March 4, 1998, Discreet completed a private placement of 645,000 common shares, no par value per share, for proceeds to the Company of approximately $13,527,000, net of issuance costs.

   Under a separate agreement, the Strategic Development Agreement (the "Agreement") dated as of March 4, 1998 by and between Discreet and Intel Corporation ("Intel") provides for the mutual collaboration of Intel and Discreet regarding the possible development of real-time effects software designed specifically to run on certain Intel products and to allow the free flow of certain developmental information between the parties to facilitate similar development efforts. The nature of the Agreement is preliminary and, as such, the Agreement does not provide for extensive obligations or liability on behalf of either party. Under the Agreement, Discreet agrees to provide a perpetual, non-transferable, non-assignable, non-exclusive, world-wide, royalty-free license, without the right to sublicense, to internally use, copy and modify certain Discreet proprietary software and related material solely for the purposes of performance analysis, optimization and design and sale of certain Intel products.

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

 (c) Dividends

   The Company has never declared or paid cash dividends and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. In the event cash dividends are declared or paid, the Company anticipates that they would be declared and paid in U.S. dollars. Part 1A of the Quebec Companies Act prohibits the Company from paying dividends that would prevent it from discharging its liabilities when due or that would bring the book value of its assets to an amount less than the sum of its liabilities and its issued and paid-up share capital account. At March 16, 1999, the Company could not distribute any dividends.

(9) Stock Option and Stock Purchase Plans

   The Company applies the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock-based compensation plans. During the year ended June 30, 1997, the Company adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting and reporting standards based on a fair value concept for stock-based employee compensation plans. This statement requires an employer that continues to apply the accounting provisions of APB 25 to disclose pro forma amounts reflecting the difference between compensation costs, including tax effects, that would have been recognized in the income statement, if the fair value based method had been used.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The table below presents pro forma net loss and EPS, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123.

                                                                 Period from
                                                                 July 1, 1998
                                                                      to
                                          1997         1998     March 16, 1999
                                       ----------  ------------ --------------
Net income (loss):
  As Reported......................... $  676,344  $ 11,043,940 $ (15,055,841)
  Pro forma........................... $ (982,638) $  5,983,221 $ (18,241,000)
Basic net income (loss) per share:
  As Reported......................... $     0.02  $       0.38 $       (0.50)
  Pro forma........................... $    (0.04) $       0.21 $       (0.61)
Diluted net income (loss) per share:
  As Reported......................... $     0.02  $       0.36 $       (0.50)
  Pro forma........................... $    (0.04) $       0.19 $       (0.61)

   The fair value of each graded vesting option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997, 1998 and the period from July 1, 1998 to March 16, 1999: risk free interest rates between 5.0% and 6.3%; expected dividend yields of 0%; expected term after vest date of approximately 0.4 to 0.5 years; and expected volatility of 100%.

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

 (b) 1995 Nonemployee Director Stock Option Plan

   On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Compensation Committee may grant options to purchase up to 200,000 common shares to non-employee directors of the Company. The Director Plan authorizes the grant (a) to each person who becomes a member of the Board of Directors and who is not an employee, officer or direct and indirect owner of 5% or more of the

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET) common shares of the Company (a "Non-Employee Director"), on the date such person is first elected to the Board of Directors without further action by the Compensation Committee, of an option to purchase 20,000 common shares and (b) to each person receiving an option pursuant to clause (a) who is a Non-Employee Director on the fifth anniversary of the date such person was first elected to the Board of Directors, during the term of the Director Plan, of an option to purchase 15,000 common shares, provided that such person has continuously served as a Non-Employee Director during such 5-year period. The exercise price will be the fair market value at the date of grant and the options will expire 10 years from the date of grant. All options vest in three equal annual installments, with the first vesting on the date of grant. As of March 16, 1999, 60,000 options were granted and outstanding at fair market value under the Director Plan.

 (c) 1995 Employee Stock Purchase Plan

   On March 27, 1995, the Company's Board of Directors adopted, and in April 1995, the shareholders approved, the 1995 Employee Stock Purchase Plan, whereby the Company has reserved and may issue to employees up to an aggregate of 300,000 common shares in semiannual offerings over a ten year period. Common shares are sold at 85% of fair market value. As of March 16, 1999, 227,563 shares had been issued under the plan.

 (d) 1997 Special Limited Non-Employee Director Stock Option Plan

   On February 10, 1997, the Company's Board of Directors adopted the 1997 Special Limited Non-Employee Director Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, options to purchase 10,000 of the Company's common shares were granted to each of two of the Company's non-employee directors at the Fair Market Value (as defined in the 1997 Plan) of the shares on the date of the grant, February 10, 1997. The total number of common shares originally available for grant under the 1997 Plan was 20,000. The options granted pursuant to the 1997 Plan expire 10 years from the date of grant and vest in three equal annual installments. As of March 16, 1999, 20,000 options were granted and outstanding under the 1997 Plan.

 (e) Stock Option Activity

   The following is a summary of all stock option activity:

                         Eleven Months ended      Year ended      Period from July 1, 1998
                            June 30, 1997       June 30, 1998        to March 16, 1999
                         -------------------- ------------------- ----------------------------
                                     Weighted            Weighted                 Weighted
                                     Average             Average                   Average
                                     Exercise            Exercise                 Exercise
                           Shares     Price    Shares     Price      Shares         Price
                         ----------  -------- ---------  -------- -------------  -------------
Beginning Outstanding...  2,744,646   $7.77   2,505,913   $ 5.64      3,020,570   $     9.53
Options Granted.........  1,689,638    5.41     901,771    19.03      1,086,000        11.16
Options Exercised.......   (321,577)   3.51    (253,163)    4.49       (307,673)        4.05
Options Canceled........ (1,606,794)   9.63    (133,951)   10.31       (372,826)        9.63
                         ----------           ---------           -------------
Ending Outstanding......  2,505,913    5.64   3,020,570     9.53      3,426,071        10.52
                         ----------           ---------           -------------
Exercisable.............    389,832   $4.71     469,122   $ 5.10        838,554   $     8.34
                         ==========           =========           =============
Weighted Average Fair
 Value of Options
 Granted During the
 Year...................              $3.85               $13.87                  $     6.87

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The following table provides further detail on the options granted during 1997, 1998, and the period from July 1, 1998 to March 16, 1999 in relation to their respective fair values as calculated above:

                                 1997              1998              1999
                          ------------------ ---------------- ------------------
                                    Weighted         Weighted           Weighted
                                    Average          Average            Average
                                    Exercise         Exercise           Exercise
                           Shares    Price   Shares   Price    Shares    Price
                          --------- -------- ------- -------- --------- --------
Exercise price equal to
 fair value.............  1,472,238  $5.18   424,198  $16.47  1,086,000  $11.16
Exercise price greater
 than fair value........    147,400   6.48   386,000   24.25        --      --
Exercise price less than
 fair value.............     70,000   7.88    91,573    8.94        --      --
                          ---------  -----   -------  ------  ---------  ------
                          1,689,638  $5.41   901,771  $19.03  1,086,000  $11.16
                          =========  =====   =======  ======  =========  ======

   The following table summarizes the options outstanding and exercisable as at March 16, 1999:

                                        Weighted   Weighted             Weighted
                                         Average   Average              Average
         Range of            Options   Contractual Exercise   Number    Exercise
     Exercise Prices       Outstanding    Life      Price   Exercisable  Price
     ---------------       ----------- ----------- -------- ----------- --------
$0.05-$2.88...............    168,732     5.54      $ 1.21    168,732    $ 1.21
$4.50-$4.63...............    291,435     7.41      $ 4.50    114,551    $ 4.50
$5.50-$6.03...............    862,750     7.81      $ 5.85    170,000    $ 5.56
$6.38-$8.94...............    385,654     7.35      $ 7.41    193,355    $ 7.09
$11.00-$11.56.............    975,000     9.53      $11.17        --     $  --
$15.75-$24.25.............    742,500     8.45      $21.19    191,916    $20.61
                            ---------     ----      ------    -------    ------
$0.05-$24.25..............  3,426,071     8.24      $10.52    838,554    $ 8.34
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

 (b) Purchases from Related Parties

   The Company purchased consulting services, in the amount of $64,000 and $106,244, from BHVR Communications Inc., purchased marketing services in the amount of $409,000 and $1,383,639 from Behaviour Design Inc. for the period from July 1, 1998 to March 16, 1999 and the year ended June 30, 1998, respectively. The Company purchased marketing services in the amount of $223,090 from Behaviour Entertainment Inc. for the year ended June 30, 1998. These related parties are companies controlled by the Company's Chairman and Chief Executive Officer. At March 16, 1999, approximately $208,000 remained outstanding and is included in accounts payable.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The Company made rental payments in the amount of $1,089,583 and $941,151 to TGR Zone Corporation ("TGR Zone"), a company indirectly owned by Discreet Logic's Chairman and Chief Executive Officer, for space in its new headquarters in Montreal for the period from July 1, 1998 to March 16, 1999 and the year end June 30, 1998, respectively. The commitments related to the lease on this building are disclosed in Note 12.

   In accordance with the Company's policy, the purchase of these services was on terms no less favorable to the Company than could be obtained by the Company from unrelated third parties.

(11) Income Taxes

   The Company applies the provisions of SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, the Company recognizes a current tax liability or asset for current taxes payable or refundable and a deferred income tax liability or asset for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis and carryforwards to the extent they are realizable.

   The components of the deferred income tax assets and the deferred income tax liabilities are as follows:

                                                  June 30, 1998 March 16, 1999
                                                  ------------- --------------
   Deferred income tax assets--
     Foreign tax loss carryforwards..............  $ 5,499,216   $ 5,807,862
     Restructuring expenses......................      278,009       240,916
     Initial and secondary public offering
      issuance costs.............................      686,776       305,568
     Other temporary differences.................    2,005,176     3,437,492
                                                   -----------   -----------
                                                     8,469,177     9,791,838
     Less: Valuation allowance...................    7,591,663     9,091,875
                                                   -----------   -----------
                                                   $   877,514   $   699,963
                                                   ===========   ===========
   Deferred income tax liabilities--
     Difference between book and tax basis of
      property and equipment.....................  $ 1,250,871   $   824,452
     Federal research and development tax
      credits....................................      330,568       221,561
     Other temporary differences.................      647,195       923,014
                                                   -----------   -----------
                                                   $ 2,228,634   $ 1,969,027
                                                   ===========   ===========

   The Company provides deferred income taxes for research and development tax credits earned in the current year, which are included in taxable income in the subsequent year. In accordance with Canadian tax laws, stock issuance costs are deductible over a five-year period.

   The Company has recorded a valuation allowance against certain deferred income tax assets including the tax benefit of certain foreign net operating loss carryforwards as the tax benefits do not meet the recognition criteria set forth in SFAS 109 due to the uncertainty of their realization.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The following table presents income (loss) before income taxes for the entities incorporated in the following jurisdictions:

                                                                 Period from
                                    Eleven Months  Year Ended   July 1, 1998
                                        Ended       June 30,    to March 16,
                                    June 30, 1997     1998          1999
                                    ------------- ------------  -------------
   Canada..........................  $ 6,110,923  $ 19,215,124  $  (9,123,374)
   United States...................    1,486,294    19,536,559       (302,431)
   United Kingdom..................     (320,982)    3,261,899       (496,872)
   European and Other..............     (110,548)  (20,115,647)    (7,803,330)
                                     -----------  ------------  -------------
                                     $ 7,165,687  $ 21,897,935  $ (17,726,007)
                                     ===========  ============  =============

   The income tax provision (recovery) is composed of the following:

                                                                 Period from
                                    Eleven Months  Year Ended   July 1, 1998
                                        Ended       June 30,    to March 16,
                                    June 30, 1997     1998          1999
                                    ------------- ------------  -------------
   Current--
     Federal.......................  $ 3,641,996  $  1,131,398  $  (1,192,323)
     Provincial....................      930,323       248,972       (383,158)
     Foreign.......................    1,979,000     5,703,680       (949,874)
                                     -----------  ------------  -------------
                                       6,551,319     7,084,050     (2,525,355)
                                     ===========  ============  =============
   Deferred--
     Federal.......................      229,580     2,683,103       (243,021)
     Provincial....................      190,996       394,825        (45,422)
     Foreign.......................     (482,552)      692,017        143,632
                                     -----------  ------------  -------------
                                        (61,976)     3,769,945       (144,811)
                                     -----------  ------------  -------------
         Total provision
          (recovery)...............  $ 6,489,343  $ 10,853,995  $  (2,670,166)
                                     ===========  ============  =============

   The reconciliation between the Canadian federal statutory income tax rate and the effective tax rate is as follows:

                                                                  Period from
                                     Eleven Months                July 1, 1998
                                         Ended      Year Ended         to
                                     June 30, 1997 June 30, 1998 March 16, 1999
                                     ------------- ------------- --------------
   Provision (benefit) at the
    Canadian federal statutory
    rate...........................       38.0%         38.0%        (38.0%)
   Foreign taxes...................        4.5           2.6          (2.6)
   Effect of not benefiting foreign
    subsidiaries' tax losses.......       11.9           7.3           6.6
   Effect of basis differences not
    benefited......................       47.0          23.7          15.1
   Provincial taxes, net of federal
    tax abatement..................        2.7           1.4           1.0
   Utilization of net operating
    losses not previously
    benefited......................      (13.2)        (22.1)          0.0
   Other items.....................       (0.3)         (1.3)          2.8
                                         -----         -----         -----
     Tax provision (recovery)......       90.6%         49.6%        (15.1%)
                                         =====         =====         =====

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The Company has $15,024,000 of cumulative foreign net operating loss carryforwards, which may be available to reduce future income tax liabilities in those jurisdictions. The loss carryforwards will expire beginning June 30, 2001.

   These net operating loss carryforwards are subject to review and adjustment by the respective tax authorities and may be limited in certain cases upon a significant ownership change of the corporation, as defined.

(12) Commitments and Contingencies

 (a) Lease commitments

   The Company has operating lease commitments for certain facilities and equipment, which expire, at various dates, through June 2007. The following schedule outlines the future minimum rental payments under these leases at March 16, 1999:

   Period ended March 16,
     2000.......................................................... $ 1,716,714
     2001..........................................................   1,804,279
     2002..........................................................   1,410,133
     2003..........................................................   1,224,607
     2004 and thereafter...........................................   5,954,088
                                                                    -----------
     Total minimum lease payments.................................. $12,109,821
                                                                    ===========

   The above commitments include leases for locations, which the Company plans to close under the restructuring plan (see Note 19).

   Rental expenses related to the operating leases were approximately $1,600,000, $1,985,000 and $1,683,000 for the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, respectively. Included in the minimum lease payment commitment is approximately Cdn$12,342,935 (approximately $8,163,370 at March 16, 1999) representing future payment due to a related party from which the Company leases office space in Montreal.

 (b) Letters of Guarantee

   The Company has provided letters of guarantee in the amount of $3,000,000 as of June 30, 1998 and March 16, 1999.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

(13) Financial Information by Geographic Area

   The Company operates in one operating segment primarily digital image processing solution systems for creating, editing and compositing special visual effects for film and video, including training and other services incidental to these products.

   Revenues by geographic destination and as a percentage of total revenues are as follows:

                                     Eleven Months                 Period from
                                         Ended      Year Ended   July 1, 1998 to
   Geographic Area by Destination    June 30, 1997 June 30, 1998 March 16, 1999
   -------------------------------   ------------- ------------- ---------------
   North America...........          $ 43,752,904  $ 70,866,936    $33,177,069
   Europe..................            36,839,458    45,385,523     19,492,697
   Pacific Rim.............            15,396,131    26,745,421     11,361,796
   Other...................             5,935,438     8,560,248      2,792,910
                                     ------------  ------------    -----------
                                     $101,923,931  $151,558,128    $66,824,472
                                     ============  ============    ===========

                                     Eleven Months                 Period from
                                         Ended      Year Ended   July 1, 1998 to
   Geographic Area by Destination    June 30, 1997 June 30, 1998 March 16, 1999
   -------------------------------   ------------- ------------- ---------------
   North America...........               42.9%         46.8%          49.6%
   Europe..................               36.1          29.9           29.2
   Pacific Rim.............               15.2          17.6           17.0
   Other...................                5.8           5.7            4.2
                                         -----         -----          -----
                                         100.0%        100.0%         100.0%
                                         =====         =====          =====

   Revenues are attributed to countries based on the geographic location of external customers.

   Revenues from external customers and long-lived assets for the Company's Canadian, U.S., U.K., German, French and other operations are as follows:

                         Canada       U.S.        U.K.       France      Germany      Other    Eliminations   Consolidated
                       ----------- ----------- ----------- ----------- ----------- ----------- -------------  ------------
1997--
Revenues from
 external customers..  $ 5,872,359 $42,135,249 $16,596,218 $10,298,958 $12,388,084 $14,633,063 $         --   $101,923,931
Long-lived assets....  $88,377,863 $ 4,581,953 $ 6,184,521 $ 6,158,373 $ 4,580,216 $45,321,144 $(132,135,797) $ 23,068,273
1998--
Revenues from
 external customers..  $10,174,057 $65,461,287 $20,434,970 $14,640,546 $14,132,721 $26,714,547 $         --   $151,558,128
Long-lived assets....  $94,554,066 $25,715,267 $ 5,167,747 $ 3,926,255 $ 4,266,631 $26,361,245 $(120,395,135) $ 39,596,076
1999--
Revenues from
 external customers..  $ 3,790,587 $31,091,427 $ 8,313,588 $ 5,755,868 $ 6,511,209 $11,361,793 $         --   $ 66,824,472
Long-lived assets....  $91,284,005 $22,324,068 $ 4,752,430 $ 4,309,270 $ 2,783,792 $16,302,827 $(110,629,079) $ 31,127,313

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   "Other" includes the revenues and long-lived assets of the Company's Asian and less significant European subsidiaries.

   Revenues from external customers by product are as follows:

                Advanced
            Systems Products   New Media Products    Services        Total
            ----------------   ------------------   -----------   ------------
   1997--     $ 71,054,278        $17,263,203       $13,606,450   $101,923,931
   1998--     $124,929,272        $12,578,686       $14,050,170   $151,558,128
   1999--     $ 50,818,145        $ 7,452,889       $ 8,553,438   $ 66,824,472

   Export sales from Canada were $4,334,962 and $1,704,944 for the fiscal year ended June 30, 1998 and the period from July 1, 1998 to March 16, 1999, respectively.

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

   The aggregate purchase price for these assets was comprised of the following:

   Cash consideration............................................... $ 9,126,000
   Transaction costs................................................     850,000
   Liabilities assumed..............................................   2,209,000
                                                                     -----------
   Total purchase price............................................. $12,185,000
                                                                     ===========


   At closing, cash consideration, of approximately $9,126,000 and certain liabilities, of approximately $655,000, were paid. The cash used by the Company to fund the acquisition was derived primarily from operations. The transaction has been accounted for using the purchase method. The Company incurred a one-time charge of $2,263,000 based on an appraisal, or $0.08 per share, for in-process research and development that had not yet reached technical feasibility and had no alternative use, purchased and expensed in the eleven-month period ended June 30, 1997. The terms of the transaction were the result of arms-length negotiations between the representatives of Discreet and Denim.

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   Allocation of the aggregate purchase price was as follows:

   In-process research and development............................. $ 2,263,000
   Acquired technology.............................................   1,463,991
   Goodwill........................................................   7,852,000
   Fair value of tangible assets acquired..........................     606,009
                                                                    -----------
                                                                    $12,185,000
                                                                    ===========

 (b) D-Vision Systems

   On July 15, 1997, the Company acquired all of the outstanding shares of capital stock of D-Vision Systems, Inc. ("D-Vision"), an Illinois corporation, pursuant to a Stock Purchase Agreement dated as of July 10, 1997, among the Company, D-Vision, the former stockholders of D-Vision (the "Selling Stockholders") and certain other individuals (the "D-Vision Acquisition"). As a result of the D-Vision Acquisition, the Company acquired the D-Vision OnLINE and PRO software products for non-linear video and digital media editing solutions including related know-how and goodwill. The purchase price was paid in a combination of 555,000 newly issued Discreet Logic common shares and approximately $10,750,000 in cash. In addition, approximately $4,000,000 of the cash consideration was being held in escrow until September 30, 1999, subject to (i) earlier release from escrow of up to $1,900,000 on September 30, 1998 and (ii) the resolution of any indemnification claims made by the Company pursuant to the Stock Purchase Agreement. In June 1999, the escrow agent released $1,900,000 of the escrow funds, less $30,000 which had previously been released to pay legal expenses. The cash used by the Company to fund the acquisition was derived primarily from cash flow from operations. The D-Vision Acquisition was accounted for as a purchase and accordingly, the purchase price and acquisition costs were allocated to the net assets acquired, consisting of approximately $5,269,000 of in-process research and development and was changed to operations in the fourth quarter of 1997. Approximately $19,747,000 was allocated to intangible assets, which includes goodwill and acquired technology, and is being amortized on a straight-line basis over 3 and 5 years, respectively. A portion of the purchase price, net liabilities of D-Vision and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had not alternative use for which the Company incurred a one-time charge against earnings in the amount of $5,269,000 ($0.18 per share), based on an appraisal, in the quarter ended September 30, 1997. The terms of the transaction and the consideration received by the D-Vision stockholders were the result of arms-length negotiations between the representatives of the Company and D-Vision. D-Vision develops Microsoft Windows NT-based non-linear, digital editing solutions.

   The aggregate purchase price for D-Vision was as follows:

   Cash consideration............................................... $10,750,000
   Common shares issued.............................................  10,649,063
   Transaction costs................................................   1,500,000
   Liabilities assumed..............................................   4,311,000
                                                                     -----------
     Total purchase price........................................... $27,210,063
                                                                     ===========

   Allocation of the aggregate purchase price was as follows:

   In-process research and development............................. $ 5,269,000
   Acquired technology.............................................   3,100,000
   Goodwill........................................................  16,647,807
   Fair value of tangible assets acquired..........................   2,193,256
                                                                    -----------
                                                                    $27,210,063
                                                                    ===========

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

 (c) Lightscape Technologies, Inc.

   On December 2, 1997, Discreet entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Lantern Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Discreet Logic ("Merger Sub"), and Lightscape Technologies, Inc., a Delaware corporation ("Lightscape"). On December 30, 1997, pursuant to the Merger Agreement, and upon the satisfaction of certain closing conditions, Merger Sub merged (the "Lightscape Merger") with and into Lightscape with Lightscape as the surviving corporation and a wholly-owned subsidiary of Discreet. As a result of the Lightscape Merger, Discreet Logic acquired, among other products, the Lightscape product, a software application which integrates radiosity and raytracing with physically based lighting, including related know-how and goodwill. The aggregate purchase price for Lightscape includes the assumption of approximately $5,700,000 of net liabilities (of which approximately $3,400,000 was paid at the closing), not including costs associated with the transaction, and up to $6,800,000 in contingent consideration to be paid only if certain revenue objectives are achieved by Lightscape in calendar 1999. The acquisition has been accounted for as a purchase. A portion of the purchase price and transaction costs was allocated to purchased in-process research and development that had not yet reached technical feasibility and had no alternative use for which Discreet Logic incurred a one-time charge against earnings in the amount of $1,646,000 ($0.06 per share), based on an appraisal, in the quarter ended December 31, 1997. The terms of the transaction were the result of arm's-length negotiations between the representatives of Discreet and Lightscape.

   The aggregate purchase price for Lightscape was as follows:

   Transaction costs...............................................  $ 1,200,000
   Liabilities assumed.............................................    6,414,332
                                                                     -----------
     Total purchase price..........................................  $ 7,614,332
                                                                     ===========

   Allocation of the aggregate purchase price was as follows:

   In-process research and development............................. $ 1,646,000
   Acquired technology.............................................     990,000
   Goodwill........................................................   4,250,946
   Fair value of tangible assets acquired..........................     727,386
                                                                    -----------
                                                                    $ 7,614,332
                                                                    ===========

 (d) Proforma Information

   The following presents, on an unaudited basis, certain items of the Company's result of operations, for the fiscal years ended June 30, 1997 and 1998, as though the acquisitions discussed above had occurred on August 1, 1996:

                                                      1997           1998
                                                  -------------  -------------
   Revenues...................................... $ 108,151,000  $ 152,277,000
   Operating income (loss)....................... $   4,370,000  $  (3,093,000)
   Net loss...................................... $    (633,000) $ (11,888,000)

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

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

(17) Cost of Terminated Agreement with MGI

   In the quarter ended June 30, 1998, the Company announced a mutual termination of its Arrangement Agreement entered into on March 9, 1998 with MGI Software Corp. ("MGI"). Both the Company and MGI determined that, in light of current conditions which could result in significant delays in the realization of previously discussed anticipated benefits and synergies of the merger, it was in the best interests of both companies to terminate the agreement and remain independent companies. The Company incurred approximately $1,713,000 of costs, expensed in the year ended June 30, 1998, related to this terminated agreement.

(18) Purchase of Land and Facilities

   In August 1995, the Company purchased land and an office building in London, England for approximately (Pounds)1,148,000 (or approximately $1,857,000 at March 16, 1999). Additionally, in December 1995, the Company purchased land and a building in Montreal for Cdn$1,730,000 (or approximately $1,250,000 at June 30, 1997). During fiscal 1996, the carrying value of the London and Montreal buildings were written down to their estimated fair market values and these buildings were classified as assets held for resale. In September 1997, the Company sold its Montreal land and office building for a price not materially different from its carrying value. In May 1999, the Company sold the London building for net proceeds of (Pounds)2,946,000 (or approximately $4,770,000) realizing a gain of (Pounds)319,000 (or approximately $516,000).

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

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   The components of the restructuring charge are as follows:

   Asset write down................................................ $ 5,621,000
   Lease terminations and leasehold improvements reserve...........   5,169,000
   Severance.......................................................   2,800,000
   Professional services and other.................................   1,410,000
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

   The charges against the restructuring reserve include the following amounts:

                                                                                 Period from
                         Eleven months ended                                    July 1, 1998
                            June 30, 1997        Year ended June 30, 1998     to March 16, 1999
                         ------------------- -------------------------------- -----------------
                               Charges        Charges    Reversed    Total         Charges
                         ------------------- ---------- ---------- ---------- -----------------
Asset write down........     $1,056,000      $  359,000 $  141,000 $  500,000      $   --
Lease terminations and
 leasehold improvements
 reserve................      1,078,000         366,000  1,947,000  2,313,000          --
Severance...............      1,768,000         205,000    245,000    450,000          --
Professional services
 and other..............        460,000         234,000        --     234,000       98,000
                             ----------      ---------- ---------- ----------      -------
                             $4,362,000      $1,164,000 $2,333,000 $3,497,000      $98,000
                             ==========      ========== ========== ==========      =======

   The following reflects the remaining accrued restructuring expense as of June 30, 1998 and March 16, 1999, by major component:

                                                             June 30, March 16,
                                                               1998     1999
                                                             -------- ---------
   Asset write down......................................... $    --  $    --
   Lease terminations and leasehold improvements reserve....  350,000  350,000
   Severance................................................      --       --
   Professional services and other..........................  425,000  327,000
                                                             -------- --------
                                                             $775,000 $677,000
                                                             ======== ========

   During the fourth fiscal quarter of 1998, the Company accrued an additional $829,000 charge, which is included as a component of the restructuring expense in 1998, for the closure of its U.K. research and development facility, and the related termination of 17 employees.

   The components of the charge are as follows:

   Asset write down................................................... $444,000
   Severance..........................................................  198,000
   Professional services and other....................................  187,000
                                                                       --------
                                                                       $829,000
                                                                       ========

              DISCREET LOGIC INC. AND SUBSIDIARIES (OLD DISCREET)

   During the period from July 1, 1998 to March 16, 1999, approximately $38,000 of professional fees was charged against this restructuring reserve. As of March 16, 1999, the Company still has approximately $12,000 in restructuring reserves primarily for estimated cost of professional fees associated with the winding down of its subsidiary.

(20) Government Assistance

 (a) SDI loan

   The Company entered into a loan agreement with the Societe de Developpement Industriel du Quebec dated as of May 7, 1998 whereby an interest free loan was granted to the Company by the Quebec government in the amount of Cdn$2,800,000 (approximately $1,852,000 at March 16, 1999) in relation with the Lightscape acquisition. The loan is conditional to the Company meeting certain criteria:

     1. During the five-year period following the disbursement of the loan by the Quebec government, the Company is required to create 200 jobs and maintain each of these jobs for a five year period after their creation.

     2. The loan should not exceed Cdn$2,800,000 or 20% of the costs incurred by the Company for the Lightscape acquisition.

   The loan is payable in four annual installments of Cdn$600,000 (approximately $397,000 at March 16, 1999) commencing in July 2004 and a final installment of Cdn$400,000 (approximately $265,000 at March 16, 1999) in July 2008. The loan is interest free until July 2004, after which it will bear interest at the Canadian prime rate (approximately 6.75% at March 16, 1999) plus 1.5%. In the situation where the criteria mentioned above are not respected, a portion of the loan may have to be repaid at an earlier date. The loan was disbursed to the Company in July 1998. The loan has been classified in the accounts payable as at March 16, 1999.

 (b) PACST Subsidy Program

   The Company entered into a financial assistance contract with the Quebec Government dated as of March 27, 1998 under a subsidy program designed to improve competencies in science and technology. The contract provides that the Company is eligible to receive up to Cdn$3,012,000 (approximately $1,992,000 at March 16, 1999) in the form of reimbursement of expenses incurred by the Company for new employee training (mainly reimbursement of salary). The Company's job creation estimate provided to the Quebec Government at the time of signature of the contract was 251 science and technology related jobs to be created over a three-year period. As of March 16, 1999, an advance of Cdn$350,000 (approximately $231,000 at March 16, 1999) was received which covers 40% of the first year estimated subsidy. The program requires the Company to meet certain criteria in order to earn the subsidies. Since the criteria have not yet been met by the Company, the advance has been classified as a liability in accounts payable at March 16, 1999.

            REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS ON SCHEDULE

To Discreet Logic Inc.:

   We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries, (See Note 1 to the consolidated financial statements) as at January 31, 1998 and 1999 and March 31, 1999 and for the years ended January 31, 1997, 1998 and 1999 and the two-month period ended March 16, 1999 included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen & Cie
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
June 23, 1999

                                                                     SCHEDULE II

                              DISCREET LOGIC, INC.

                       Valuation and Qualifying Accounts

                             Balance at       Effect of   Charged to costs and  Write     Balance at
Description              beginning of period amalgamation       expenses         offs    end of period
-----------              ------------------- ------------ -------------------- --------  -------------
Two-month period ended
 March 31, 1999
  Allowance for doubtful
   accounts.............       $98,595        $3,436,000        $   --         $(50,229)  $3,484,366
  Restructuring
   reserve..............       $   --         $  689,000        $   --         $    --    $  689,000
Year ended January 31,
 1999
  Allowance for doubtful
   accounts.............       $40,935        $      --         $57,660        $    --    $   98,595
Year ended January 31,
 1998
  Allowance for doubtful
   accounts.............       $36,890        $      --         $ 4,045        $    --    $   40,935
Year ended January 31,
 1997
  Allowance for doubtful
   accounts.............       $11,988        $      --         $24,902        $    --    $   36,890

            REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS ON SCHEDULE

To Discreet Logic Inc.:

   We have audited in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America, the consolidated financial statements of Discreet Logic Inc. and subsidiaries, at June 30, 1998 and March 16, 1999, and the eleven-month period ended June 30, 1997, the year ended June 30, 1998, and the period from July 1, 1998 to March 16, 1999, included in this 10-K. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 16 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen & Cie
                                          Chartered Accountants
                                          General Partnership

Montreal, Canada
June 23, 1999

                                  SCHEDULE II

                      DISCREET LOGIC INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                           Balance at   Addition   Charged to                     Balance at
                          Beginning of   Due to    Costs and  Write-  Translation   End of
       Description           Period    Acquisition  Expenses   offs   Adjustments   Period
       -----------        ------------ ----------- ---------- ------- ----------- ----------
Allowance for Doubtful
 Accounts
 June 30, 1997..........   3,649,000         --         --     48,000   114,000   3,487,000
 June 30, 1998..........   3,487,000     309,000        --     88,000    54,000   3,654,000
 March 16, 1999.........   3,654,000         --     150,000   326,000    42,000   3,436,000

                           Balance at
                          Beginning of Charged to Costs Charged Against                   Balance at End of
                             Period      and Expenses       Reserve     Reserve Reversals      Period
                          ------------ ---------------- --------------- ----------------- -----------------
Restructuring Reserve
 June 30, 1997..........   8,634,484           --          4,361,781              --          4,272,703
 June 30, 1998..........   4,272,703       829,000         1,943,088        2,333,615           825,000
 March 16, 1999.........     825,000           --            136,000              --            689,000